Form 10-K
period 2021-12-31
Financial Strategies Acquisition Corp.
filed 2022-03-31
CIK 1817565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 001-41133

FINANCIAL STRATEGIES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-1792560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2626 Cole Avenue, Suite 300
Dallas, Texas	75204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 560-4815

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FXCO	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment	FXCOW	The Nasdaq Stock Market LLC
Rights to acquire one-tenth of one share of Class A common stock	FXCOR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $0, because the registrant had no securities that were outstanding or publicly traded at that time. The registrant’s units commenced public trading on the Nasdaq Stock Market on December 10, 2021, and its Class A common stock, warrants and rights commenced separate public trading on the Nasdaq Stock Market on January 10, 2022.

As of March 29, 2022, there were 10,883,700 shares of Class A common stock, par value $0.0001 per share and 2,501,250 shares of Class B common stock, par value $0.0001 per share of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” and variations and similar words and expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

For a more detailed discussion of these and other factors that could cause the actual results to differ materially from those anticipated in the forward-looking statements, see the factors described under the heading “Risk Factors” in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or unless the context otherwise requires, references to:

•	“we,” “us,” “our,” “company” or “our company” are to Financial Strategies Acquisition Corp;

•	“management” or our “management team” are to our directors and officers;

•	our “co-sponsors” are to FSC Sponsor LLC, a Delaware limited liability company, and Celtic Sponsor VII LLC, a Delaware limited liability company and an affiliate of Celtic Asset & Equity Partners, Ltd.;

•	our “advisor” are to Celtic Asset & Equity Partners, Ltd.;

•	our “anchor investors” are to Greentree Financial Group Inc., Sea Otter Securities Group LLC, Sixth Borough Capital Fund LP (and certain members of its general partner), and certain accounts managed by Eagle Point Credit Management LLC;

•	our “common stock” are to our Class A common stock, par value $0.0001 per share and our Class B common stock, par value $0.0001 per share, collectively;

•	our “founder shares” are to shares of our Class B common stock initially purchased by our initial stockholders in a private placement prior to the initial public offering of our units (the “Initial Public Offering”), and the shares of our Class A common stock issuable upon the conversion thereof;

•	our “initial stockholders” are to our co-sponsors, anchor investors, Celtic Asset & Equity Partners, Ltd., Caliente Management L.L.C., Frio Investment, L.L.C., and any other holders of our founder shares prior to the Initial Public Offering (or their permitted transferees);

•	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters of the Initial Public Offering;

•	“private placement units” are to the units issued to our co-sponsors, anchor investors and I-Bankers in a private placement that closed simultaneously with the closing of the Initial Public Offering (the “Private Placement”), each private placement unit consisting of one private placement share, one private placement right and one private placement warrant;

•	“private placement rights” are to the rights included within the private placement units sold in the Private Placement;

•	“private placement shares” are to the shares of our common stock included within the private placement units sold in the Private Placement;

•	“private placement warrants” are to the warrants included within the private placement units sold in the Private Placement;

•	“public rights” are to the rights sold as part of the units in the Initial Public Offering;

•	“public shares” are to shares of our Class A common stock sold as part of the units in the Initial Public Offering;

•	“public warrants” are to our redeemable warrants sold as part of the units in the Initial Public Offering, to the private placement warrants if held by third parties other than one of our co-sponsors, anchor investors or the underwriters (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial stockholders, anchor investors, or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

•	“representative’s shares” are to the 373,750 shares of our Class A common stock issued to the representative of the underwriters and/or its designees upon the closing of the Initial Public Offering;

•	“representative’s warrants” are to the warrants, exercisable for 800,400 shares of Class A common stock, issued to the representative of the underwriters and/or its designees upon the closing of the Initial Public Offering;

•	“public stockholders” are to the holders of our public shares. References to “rights” are to the rights, which includes the public rights as well as the private placement rights;

•	“rights” are to the rights, which includes the public rights as well as the private placement rights;

•	“warrants” are to our warrants, which includes the public warrants as well as the private placement warrants and representative’s warrants; and

•	the “trust account” are to a trust account in the United States established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, into which $101,050,500 in proceeds from the Initial Public Offering and the Private Placement were placed.

On September 21, 2021, we effected a 7-for-10 reverse stock split of all issued and outstanding shares of our Class B common stock which reduced the number of issued and outstanding shares of Class B common stock from 2,875,000 shares to 2,012,500 shares. On October 13, 2021 we effected a 7.2-for-7 forward stock split of all issued and outstanding shares of our Class B common stock which increased the number of issued and outstanding shares of Class B common stock from 2,012,500 shares to 2,070,000 shares. On November 23, 2021 we effected a 87-for-72 forward stock split of all issued and outstanding shares of our Class B common stock which increased the number of issued and outstanding shares of Class B common stock from 2,070,000 shares to 2,501,250 shares. Unless otherwise indicated, all share and per share information contained herein has been adjusted to give effect to such stock splits.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. This summary only highlights the more detailed information appearing elsewhere in this Annual Report on Form 10-K. You should read this entire report carefully, including the information under “Risk Factors” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, before investing. Such risks include, but are not limited to:

•	we are a newly formed company without an operating history;

•	lack of opportunity to vote on our proposed business combination;

•	lack of protections afforded to investors of blank check companies;

•	deviation from acquisition criteria;

•	issuance of equity and/or debt securities to complete a business combination;

•	lack of working capital;

•	third-party claims reducing the per-share redemption price;

•	negative interest rate for securities in which we invest the funds held in the trust account;

•	our stockholders being held liable for claims by third parties against us;

•	failure to enforce our co-sponsors’ indemnification obligations;

•	warrant holders limited to exercising warrants only on a “cashless basis;”

•	the ability of warrant holders and right holders to obtain a favorable judicial forum for disputes with our company;

•	dependence on key personnel;

•	conflicts of interest of our co-sponsors, officers and directors and I-Bankers Securities;

•	the delisting of our securities by Nasdaq;

•	dependence on a single target business with a limited number of products or services;

•	shares being redeemed and warrants and rights becoming worthless;

•	our competitors with advantages over us in seeking business combinations;

•	ability to obtain additional financing;

•	our initial stockholders controlling a substantial interest in us;

•	the adverse effect of warrants and rights on the market price of our common stock;

•	disadvantageous timing for redeeming warrants;

•	the adverse effect of registration rights on the market price of our common stock;

•	impact of COVID-19 and related risks;

•	changes in laws or regulations; tax consequences to business combinations; and

•	exclusive forum provisions in our amended and restated certificate of incorporation.

v

PART I

Item 1.	Business.

General

We are a blank check company incorporated on July 1, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. While we may pursue an acquisition opportunity in any industry or sector, we intend to focus our efforts on identifying businesses in the FinTech and financial services industries with an equity value of approximately $300 million to $500 million.

FinTech is in the beginning stages of transforming the global financial and investment business. There has been a rise in the level of sophistication and interconnectivity between innovative technology and financial services providers, and we expect this trend to continue and accelerate. We believe that there are many potential targets within the financial services space that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very high growth and innovative companies to more mature businesses with established markets, recurring revenues and strong cash flows.

We believe that our executives and board have considerable experience, talent and expertise in the global financial services and financial technologies sectors, which collectively will offer us an advantage in searching for and acquiring an attractive company with significant value for our shareholders.

Mr. Peel, our interim Chief Executive Officer and Chairman, has extensive international experience in technology markets with a strong focus on software for financial markets. Mr. Peel has run his own advisory firm (Quadriga Consulting Ltd) since January 2002 and has worked with dozens of technology firms on growth, market expansion and channel development. Mr. Peel is joined by Mr. Rzepka, our Chief Financial Officer, who has a more than twenty-year corporate career, serving as CFO and finance director in privately held companies as well as local subsidiaries of publicly listed international corporations. Our other directors Stefan Nolte, James Needham and Jamie Khurshid bring extensive experience in international business, investment banking, financial markets, blockchain and digital assets to the table.

On December 14, 2021, we consummated our Initial Public Offering of 10,005,000 public units, which included the exercise in full of the underwriters’ option to purchase an additional 1,305,000 public units to cover over-allotments, with each public unit consisting of one share of Class A common stock of the Company, $0.0001 par value per share, one redeemable warrant, with each public warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment, and one public right, with each public right entitling the holder thereof to receive one-tenth (1/10) of one share of Class A common stock upon our consummation of an initial business combination. The public units were sold at an offering price of $10.00 per public unit, and the Initial Public Offering generated gross proceeds of $100,050,000 (before underwriting discounts and commissions and offering expenses).

On December 14, 2021, we issued an aggregate of 373,750 representative’s shares, and representative’s warrants to purchase an aggregate of 800,400 shares of common stock, exercisable at $12.00 per share, to I-Bankers in connection with its services as the representative of the underwriters for the Initial Public Offering and as a result of the full exercise of its over-allotment option. I-Bankers has agreed not to transfer, assign or sell any of the representative’s shares without the Company’s prior written consent until the completion of the Company’s initial business combination. In addition, I-Bankers (and/or its designees) has agreed (i) to vote such shares in favor of any proposed business combination, (ii) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial business combination and (iii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial business combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination, as described in more detail herein). The representative’s warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the Company’s registration statement on Form S-1 (File No. 333-260434) and the closing of the Company’s initial business combination and terminating on the fifth anniversary of the commencement of sales in the Initial Public Offering.

The representative’s warrants grant to holders certain demand and “piggy-back” registration rights for periods of five and seven years, respectively, from the commencement of sales in the Initial Public Offering with respect to the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the shares of common stock issuable upon exercise of the representative’s warrants. The representative’s shares, representatives warrants and any shares purchase pursuant to the representative’s warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement date of sales in the Initial Public Offering pursuant to FINRA Rule 5110(e)(1).

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the public units, we sold 504,950 private placement units at a price of $10.00 per private placement unit to our co-sponsors, anchor investors and I-Bankers in the Private Placement, generating gross proceeds of $5,049,500. Each private placement unit consists of one private placement share, one redeemable private placement warrant to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, and one private placement right to receive one-tenth (1/10) of one share of common stock upon the consummation by the Company of an initial business combination. The private placement warrants are substantially similar to the public warrants, except that the private placement warrants, so long as they are held by our co-sponsors, initial stockholders or their permitted transferees, (i) will not be redeemable by us, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the Private Placement, $101,050,500 in the aggregate, were placed in the trust account. Except for the withdrawal from interest earned the proceeds in the trust account to fund taxes payable and up to $100,000 to pay dissolution expenses, or upon the redemption by public stockholders of common stock in connection with certain amendments to our amended and restated certificate of incorporation, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination or the redemption of 100% of the public shares and issued by the us in the Initial Public Offering if we are unable to consummate an initial business combination within 12 months (or, if extended by resolution of our board of directors, up to 18 months) from the closing of the Initial Public Offering.

Business Strategy

We currently intend to concentrate our efforts in identifying businesses in the financial services industry with an equity value of approximately $300 million to $500 million or more, with particular emphasis on businesses that are providing or changing technology to exploit growing foreign demand for cutting edge, real-time access to United States financial markets for trading in equities, foreign exchange and futures.

Over the past several years, there has been a rise in the level of sophistication and interconnectivity between innovative technology and financial services providers, and we expect this trend to continue and accelerate. We believe that there are many potential targets within the financial services space that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics that range from very high growth innovative companies to more mature businesses with established franchises, recurring revenues and strong cash flows.

There has been significant disruption and change in the delivery of financial services in recent years, including, among others:

•	Payments processing for consumers and businesses;

•	Wealth management (robo advisors);

•	Exchanges and trading platforms;

•	Big data moving to the cloud, APIs, data security; and

•	Digital assets and blockchain technology.

With increased adoption of technology solutions by both consumers and businesses, we believe that the sector is poised for continued growth in both overall market size and penetration. Key industry characteristics include long-term organic growth, attractive competitive dynamics and further consolidation opportunities. Key business characteristics include high barriers to entry, low risk of technological obsolescence and public market-ready scale. Key financial metrics include organic revenue growth, recurring revenues and strong cash flow conversion.

We do not intend to limit our search to one segment of the financial services ecosystem, but will instead target a wide variety of companies that deliver a solution or product to the financial services end-market. We believe that our extensive experience and demonstrated success in advising and investing in businesses in this industry provides us with a unique set of capabilities that will be utilized in generating stockholder returns.

We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial improvements to maximize value. We will also look at earlier stage companies that exhibit the potential to change the industries in which they participate and which offer the potential of sustained high levels of revenue growth. Consistent with our industry focus, we intend to target financial services businesses that have strong management teams, demonstrated organic growth, and differentiated products or services. Opportunities range from high-growth, customer facing technologies in payments, lending and digital assets to more mature, high-margin, stable businesses which may be engaged in lending, asset management, or providing critical processing and support to established financial services firms.

We believe that the wide networks of our management team and our advisor will deliver access to a broad spectrum of opportunities across the financial services landscape. In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

The members of our management team and our advisor have begun communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potential opportunities.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. We intend to seek to acquire companies that we believe:

•	are fundamentally sound companies that can enhance stockholder value through a combination with us, and offer an attractive risk-adjusted return for our stockholders;

•	have strong, experienced management teams, or provide a platform to assemble an effective management team with a track record of driving growth and profitability;

•	are at an inflection point, such as requiring additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

•	can benefit from the application and exploitation of financial service technologies;

•	have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams;

•	can grow both organically and where we believe our ability to source proprietary opportunities and execute transactions will help the business grow through additional acquisitions;

•	have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors;

•	can benefit from being a publicly traded company, with access to broader capital markets, to achieve the Company’s growth strategy; and

•	exhibit unrecognized value or other characteristics that we believe can be enhanced based on our analysis and due diligence review.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team and advisors may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of our Initial Public Offering and the Private Placement. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

Competitive Strengths

We believe we have the following competitive strengths:

•	Management Operating and Investing Experience. Our directors and executive officers have significant experience in the financial services and financial technology industries. We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

•	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry, our management team members have developed a broad array of contacts in the industry. We believe that these contacts will be important in generating acquisition opportunities for us.

•	Strong Financial Position and Flexibility. With a trust account initially in the amount of $101,050,500 and a public market for our common stock, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and expect to do so only in connection with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

•	Status as a Public Company. We believe our structure will make us an attractive business transaction partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets (if deemed necessary), discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our co-sponsors or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our co-sponsors, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Our officers and directors indirectly own founder shares and/or private placement units. Because of this ownership, our co-sponsors and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We have not selected any specific business combination target yet. However, we have started discussions with potential targets for a business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See the section of this Report entitled “Item 10. Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination initially in the amount of $97,598,750 after payment of the $3,501,750 marketing fee payable to I-Bankers, before fees and expenses associated with our initial business combination, together with such marketing fee, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business until the closing of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report or the final prospectus relating to our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as our co-sponsors and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our co-sponsors and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our co-sponsors or any of our existing officers or directors, or any entity with which our co-sponsors or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our co-sponsors, executive officers or directors, or any of their respective affiliates will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay Celtic Asset & Equity Partners, Ltd. a total of $15,000 per month for office space, utilities and secretarial and administrative support for 12 months and to reimburse our co-sponsors for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our co-sponsors, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our co-sponsors, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our co-sponsors, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. There is no basis for our stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Ability to Extend Time to Complete Business Combination

We will have until 12 months from the closing of our Initial Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by one, or both, of our co-sponsors, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the co-sponsors depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our co-sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension, $1,000,500 ($0.10 per share) on or prior to the date of the applicable deadline, up to an aggregate of $2,001,000, or approximately $0.20 per share. In the event that we receive notice from one, or both, of our co-sponsors five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our co-sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase shares, public warrants or public rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares, public warrants or public rights in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants or public rights could be to reduce the number of public warrants or public rights outstanding or to vote such warrants or rights on any matters submitted to the warrant holders or right holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock, warrants or rights may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our co-sponsors, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our co-sponsors, initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our co-sponsors, officers, directors, or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our co-sponsors, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our co-sponsors, initial stockholders, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our co-sponsors, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.10 per public share. Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the completion of our initial business combination. I-Bankers has entered into a letter agreement with us, pursuant to which it has agreed to waive its redemption rights with respect to any representative’s shares held by it in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our co-sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our co-sponsors, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

Submission of Our Initial Business Combination to a Stockholder Vote

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum, and, pursuant to a letter agreement, our initial stockholders, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination. I-Bankers has entered into a letter agreement with us, pursuant to which it has agreed to vote its representative’s shares in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, the private placement shares, and the representative’s shares we would need only a limited number of our public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the letter agreement with our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the Company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the Company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination) to complete our initial business combination. If we are unable to complete our initial business combination within such 12-month period (or up to 18-month period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our initial business combination within the 12-month period (or up to 18-month period).

Our initial stockholders, officers, directors and I-Bankers have entered into a letter agreement with us, pursuant to which the initial stockholders, officers and directors have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them, and pursuant to which I-Bankers has waived its rights to liquidating distributions from the trust account with respect to any representative’s shares held by it, if we fail to complete our initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination). However, if our initial stockholders officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 12-month period (or up to 18-month period).

Our initial stockholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $365,399 of proceeds held outside the trust account at year end, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we agreed to have any prospective target business, and to use our best efforts to have all vendors, service providers or other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Grant Thornton LLP, our independent registered public accounting firm, and I-Bankers will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Each of our co-sponsors has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our co-sponsors to reserve for such indemnification obligations, nor have we independently verified whether our co-sponsors have sufficient funds to satisfy its indemnity obligations and believe that our co-sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our co-sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and one or both of our co-sponsors asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our co-sponsors to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our co-sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our co-sponsors to reserve for such indemnification obligations and we cannot assure you that our co-sponsors would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

In order to reduce the possibility that our co-sponsors will have to indemnify the trust account due to claims of creditors, we agreed to have any prospective target business, and to use our best efforts to have all vendors, service providers or other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our co-sponsors will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our operating expenses (including pre-paid expenses) exceed our estimate of $685,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the operating expenses are less than our estimate of $685,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month from the closing of the Initial Public Offering (or up to the 18th month following the closing of the Initial Public Offering if we extend the time to consummate a business combination) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, we agreed, pursuant to the obligation contained in our underwriting agreement, to have any prospective target business, and to use our best efforts to have all vendors, service providers or other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our co-sponsors may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our co-sponsors will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Corporate Information

Our offices are located at 2626 Cole Avenue, Suite 300, Dallas, Texas 75204, and our telephone number is (972) 560-4815. We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us at (972) 560-4815.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants and rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 2626 Cole Avenue, Suite 300, Dallas, Texas 75204. Our executive offices are provided to us by an affiliate of our co-sponsor. We pay Celtic Asset & Equity Partners, Ltd. a total of $15,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors and all the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing COVID-19 outbreak and the status of debt and equity markets.

The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events. The extent to which COVID-19 impacts our search for a business combination and ability to raise equity or debt financing will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination). Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants and rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration.  As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Our co-sponsors may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants and rights will be worthless.

We will have until 12 months from the closing of our Initial Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by one, or both, of our co-sponsors, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the co-sponsors depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our co-sponsors or their affiliates or designees must deposit into the trust account for each three month extension $1,000,500 ($0.10 per public unit) on or prior to the date of the applicable deadline, up to an aggregate of $2,001,000, or approximately $0.20 per public unit. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Our co-sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, promptly but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and promptly following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and the rights will be worthless.

If we seek stockholder approval of our initial business combination, our co-sponsors, directors, officers and their affiliates may elect to purchase shares, warrants or rights from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our co-sponsors, directors, officers or their affiliates may purchase shares, public warrants or public rights or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares, public warrants or public rights in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our co-sponsors, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants and public rights could be to reduce the number of public warrants and public rights outstanding or to vote such warrants and rights on any matters submitted to the warrant holders or right holders, as applicable, for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock, public warrants or public rights and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Annual Report on Form 10-K entitled “Item 1. Business — Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants and rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the Private Placement not being held in the trust account are insufficient to allow us to operate for 12 months from the closing of our Initial Public Offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 12 months from the closing of our Initial Public Offering, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 12 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants and rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the Private Placement not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our co-sponsors or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the Private Placement, and after including funds loaned to us by FSC Sponsor LLC and Mr. Assentato, and excluding prepayments for operational cost, at year end, only $365,399 are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our co-sponsors, management team or other third parties to operate or may be forced to liquidate. None of our co-sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our co-sponsors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants and rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we agreed to have any prospective target business, and to use our best efforts to have all vendors, service providers or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Grant Thornton LLP, our independent registered public accounting firm, and I-Bankers will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our co-sponsors have agreed that they will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our co-sponsors to reserve for such indemnification obligations, nor have we independently verified whether our co-sponsors have sufficient funds to satisfy its indemnity obligations and believe that our co-sponsors’ only assets are securities of our company. Therefore, we cannot assure you that our co-sponsors would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. As a result, if any such claims were successfully made against the trust account, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.

Our directors may decide not to enforce the indemnification obligations of our co-sponsors, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our co-sponsors assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our co-sponsors to enforce such indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our co-sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination), our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants and rights will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month (or up to the 18th month) from the closing of our Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We intend to focus our search on businesses in the financial services industry. However, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we intend to focus our search on businesses in the financial services industry, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in the financial services industry after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants and rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors described herein.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants and rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our trust account, and our warrants and rights will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share,” under certain circumstances our public stockholders may receive less than $10.10 per share upon the liquidation of the trust account.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants and rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants and rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Initial Public Offering and Private Placement, $101,300,500 will be available to complete our initial business combination and pay related fees and expenses.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target.

In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our co-sponsors, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through the registration statement relating to our Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially owned 20% of our common stock upon the closing of our Initial Public Offering (not including the private placement shares and the shares of Class A common stock issued to I-Bankers), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial stockholders, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholders, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to our Co-sponsors and Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. We believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our co-sponsors and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. In particular, our co-sponsors and officers and directors may participate in the formation of, or become an officer or director of, other special purpose acquisition companies with a class of securities registered under the Exchange Act before we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 12 months after the closing of our Initial Public Offering.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our co-sponsors, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our co-sponsors, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our co-sponsors, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our co-sponsors, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our co-sponsors, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of this Annual Report on Form 10-K entitled “Item 1. Business — Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On October 23, 2020, our initial stockholders purchased an aggregate of 2,501,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our Initial Public Offering (not including the private placement shares and the shares of Class A common stock issuable to I-Bankers). The founder shares will be worthless if we do not complete an initial business combination.

In addition, our co-sponsors, anchor investors and I-Bankers purchased an aggregate of 504,950 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $5,049,500. Each private placement unit consists of one share of Class A common stock, one warrant exercisable to purchase one share of common stock at $11.50 per share, and one right to receive one-tenth of one share of Class A common stock upon our initial business combination. These securities will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination or in connection with a tender offer. In addition, we may obtain loans from our co-sponsors, affiliates of our co-sponsors or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of the closing of our Initial Public Offering, our initial stockholders owned shares representing 22% of our issued and outstanding shares of common stock (including the shares of Class A common stock underlying the private placement units, and excluding the representative’s shares). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Risks Relating to our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.10 per share.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq Global Market prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount of publicly held shares (generally 750,000), maintain a minimum amount of market value of listed securities (generally $50,000,000), and a minimum number of holders of our securities (generally 400 public holders), among other requirements. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, in order to list our securities on the Nasdaq Global Market under the market value standard, our stock price would generally be required to be at least $4.00 per share, the market value of our listed securities would generally be required to be at least $75.0 million and we would be required to have a minimum of 400 round lot holders of our securities. Alternatively, in order to list our securities on the Nasdaq Capital Market under the equity standard, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock,” which would require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock, warrants and rights are listed on Nasdaq, our Class A common stock, warrants and rights are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Initial Public Offering, there were 74,253,705 and 7,498,750 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants, exercise of the representative’s warrants, conversion of outstanding rights or issuable upon conversion of Class B common stock. Immediately after the consummation of the Initial Public Offering, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Class A common stock, warrants and/or rights.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in such registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private placement warrants may be able to exercise such private placement warrants.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the private placement units, the private placement warrants, the private placement rights, the shares of Class A common stock contained in the private placement units, issuable upon exercise of the private placement warrants and upon conversion of the private placement rights and the founder shares held, or to be held, by them and holders of securities that may be issued upon conversion of working capital loans may demand that we register such units and the warrants and the rights contained in such units or the Class A common stock contained in such units and issuable upon exercise of such warrants or exercise of such rights. In addition, the representative of the underwriters can make such demand with respect to up to 800,400 shares of Class A common stock underlying the representative’s warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may amend the terms of our rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights were issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Our warrants are accounted for as derivative liabilities, with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We issued 10,005,000 warrants as part of the units sold in the Initial Public Offering, and, simultaneously with the closing of the Initial Public Offering, we issued, in the Private Placement, units which have 504,950 underlying warrants. We account for both the warrants underlying the units sold in our Initial Public Offering and the private placement warrants as a warrant liability, and will record any changes in fair value each period reported in earnings as determined by us based, in part, upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Each of our warrant agreement and rights agreement designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants and holders of our rights, which could limit the ability of warrant holders and right holders to obtain a favorable judicial forum for disputes with our company.

Each of our warrant agreement and rights agreement provide that, subject to applicable law, (i) any action, proceeding or claim against us or the warrant agent arising out of or relating in any way to the warrant agreement or rights agreement, as applicable, including under the Securities Act, shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we and the warrant agent irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We and the warrant agent will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, this exclusive forum provision shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, any other claim for which the federal courts have exclusive jurisdiction or any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

This choice-of-forum provision may limit a warrant or right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement or rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the co-sponsors, anchor investors, I-Bankers or any of their permitted transferees.

Our rights, warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued rights convertible into 1,000,500 shares of Class A common stock and warrants to purchase 10,005,000 shares of Class A common stock as part of the units sold in the Initial Public Offering, and, simultaneously with the closing of the Initial Public Offering, we issued, as part of the units sold in the Private Placement, private placement rights convertible into 50,495 shares of Class A common stock and private placement warrants to purchase an aggregate of 504,950 shares of Class A Common Stock, and we issued, to the representative of the underwriters, warrants, exercisable for 800,400 shares of Class A common stock. Our initial stockholders currently own an aggregate of 2,501,250 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as follows. In the event that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in connection with our Initial Public Offering and related to the closing of an initial business combination, the ratio at which the founder shares shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding founder shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our Initial Public Offering (not including the private placement shares and the shares of Class A common stock issued to I-Bankers) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any private placement-equivalent units issued to our co-sponsors, their affiliates or certain of our officers and directors upon conversion of working capital loans made to us). In addition, if our co-sponsors or their affiliates, or any of our officers or directors, makes any working capital loans, up to $1,500,000 of such loans may be converted into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the private placement units.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon conversion of these rights or exercise of these warrants could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our rights, warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our co-sponsors or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our co-sponsors until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, warrants, and rights, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months from the closing of our Initial Public Offering (or up to 18 months from the closing of our Initial Public Offering if we extend the period of time to consummate a business combination), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants and rights will not have any right to the proceeds held in the trust account with respect to the warrants and rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares, warrants or rights, potentially at a loss.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to a letter agreement, our initial stockholders, officers and directors have agreed to vote their founder shares, private placement shares, as well as any public shares purchased during or after our Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. I-Bankers has entered into a letter agreement with us, pursuant to which it has agreed to vote its representative’s shares in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, the private placement shares and the representative’s shares, we would need only a limited number of our public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Our initial stockholders owned shares representing 20% of our outstanding shares of common stock immediately following the completion of the Initial Public Offering (not including the private placement shares and the shares of Class A common stock issuable to I-Bankers). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The exercise price for the public warrants is higher than in some similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than some similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price (the “Newly Issued Price”) of less than $9.20 per share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination entity’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for runoff insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our investors are not entitled to protections normally afforded to investors of many other blank check companies.

We are a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 following the consummation of our Initial Public Offering and the Private Placement and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419.

Accordingly, our investors are not afforded the benefits or protections of those rules. Among other things, this means our securities are tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim against the Corporation, its directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law or the Corporation’s certificate of incorporation or bylaws or (iv) any action asserting a claim against the Corporation, its directors, officers or employees governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. Notwithstanding the foregoing, this exclusive forum provision shall not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce these exclusive forum provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Furthermore, stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We maintain executive offices at 2626 Cole Avenue, Suite 300, Dallas, Texas 75204. Our executive offices are provided to us by Celtic Asset & Equity Partners, Ltd., an affiliate of one of our co-sponsors. The cost for this space is included in the aggregate $15,000 per month fee we pay to pay Celtic Asset & Equity Partners, Ltd. for office space, utilities and secretarial and administrative support. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding currently pending against us, any of our management team in their capacity as such or against any of our property, and we and our management team have not been subject to any such proceeding.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock, warrants and rights are each traded on The Nasdaq Global Market under the symbols “FXCO,” “FXCOR” and “FXCOW,” respectively. Our units commenced public trading on December 10, 2021, and our Class A common stock, warrants and rights commenced separate public trading on January 10, 2022.

Holders

On March 25, 2022, there were 12 holders of record of our Class A common stock, 12 holders of record of our warrants, 12 holders of record of our rights and 13 holders of record of our Class B common stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose shares of Class A common stock, warrants, rights and shares of Class B common stock are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Securities

On October 23, 2020, we issued an aggregate of 2,501,250 founder shares to our initial stockholders for an aggregate purchase price of $25,000 in cash, or approximately $0.01 per share, resulting in our initial stockholders holding an aggregate of 2,501,250 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering (not including the private placement shares and the 373,750 representative’s shares issued to I-Bankers). The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

As described above in the section of this Annual Report on Form 10-K entitled “Item 1. Business — General,” on December 14, 2021, we sold 504,950 private placement units at a price of $10.00 per private placement unit to our co-sponsors, anchor investors and I-Bankers in the Private Placement, generating gross proceeds of $5,049,500. Each private placement unit consists of one private placement share, one redeemable private placement warrant to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, and one private placement right to receive one-tenth (1/10) of one share of common stock upon the consummation by the Company of an initial business combination. The private placement warrants are substantially similar to the public warrants, except that the private placement warrants, so long as they are held by our co-sponsors, initial stockholders or their permitted transferees, (i) will not be redeemable by us, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The private placement units were issued pursuant to Section 4(a)(2) of the Securities Act, as the transactions did not involve a public offering.

Use of Proceeds from the Initial Public Offering

On December 14, 2021, we consummated our Initial Public Offering of 10,005,000 units, which amount included the exercise in full of the underwriters’ option to purchase an additional 1,305,000 units to cover over-allotments. Each public unit consisted of one share of Class A common stock of the Company, $0.0001 par value per share, one redeemable warrant, with each public warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment, and one public right, with each public right entitling the holder thereof to receive one-tenth (1/10) of one share of Class A common stock upon our consummation of an initial business combination. The units were sold at a price of $10.00 per unit, and the Initial Public Offering generated gross proceeds of $100,050,000. I-Bankers acted as the sole book-running manager of the Initial Public Offering. The units sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-260434). The SEC declared the registration statement effective on December 9, 2021.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the Private Placement, $101,050,500 in the aggregate, were placed in the trust account. Except for the withdrawal from interest earned the proceeds in the trust account to fund taxes payable and up to $100,000 to pay dissolution expenses, or upon the redemption by public stockholders of common stock in connection with certain amendments to our amended and restated certificate of incorporation, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination or the redemption of 100% of the public shares and issued by the us in the Initial Public Offering if we are unable to consummate an initial business combination within 12 months (or, if extended by resolution of our board of directors, up to 18 months) from the closing of the Initial Public Offering. The proceeds held in the trust account will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We will likely use substantially all of the net proceeds of the Initial Public Offering and the Private Placement, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a fee equal to 3.5% of the total gross proceeds raised in the Initial Public Offering payable to I-Bankers for marketing services relating to the initial business combination (the “Marketing Fee”), payable upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the proceeds held in the trust account which are not used to consummate a business combination will be disbursed to the combined company and will, along with any other net proceeds not expended, be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions.

We paid a total of $2,501,250 in underwriting discounts and commissions and $811,403 for other costs and expenses relating to the Initial Public Offering. Upon the consummation of our initial business combination we will pay I-Bankers the Marketing Fee of $3,501,750.

For a description of the use of the proceeds generated in our Initial Public Offering, see the section of this Annual Report on Form 10-K entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in the section of this Annual Report on Form 10-K entitled “Item 8. Financial Statements and Supplementary Data.” Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

References in this discussion and analysis to “we,” “us,” “our” or the “Company” refer to Financial Strategies Acquisition Corp.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (as defined below) and the Private Placement (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into in the future), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

On December 14, 2021, we completed our initial public offering of 10,005,000 public units, including the exercise in full of the underwriters’ option to purchase an additional 1,305,000 public units to cover over-allotments (the “Initial Public Offering”). On December 14, 2021, our co-sponsors, anchor investors and I-Bankers Securities, Inc. purchased 504,950 private placement units in a private placement (the “Private Placement”) at a price of $10.00 per private placement unit, generating gross proceeds of $5,049,500. An aggregate of $100,050,000 in gross proceeds has been generated from the Initial Public Offering.

As indicated in the accompanying financial statements, at December 31, 2021, we had $365,399 in cash, $826,028 in prepayments and $44,515 in Accounts payable. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We did not commence operations until after the closing of our Initial Public Offering in December 2021, and we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and we expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2021, we had $365,399 in cash. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through a capital contribution from our initial stockholders of $25,000 for founder shares and loans of $450,000, comprised of a $200,000 unsecured promissory note from our co-sponsor, FSC Sponsor LLC, of which $200,000 has been drawn upon, and a convertible loan of $250,000 from an investor in FSC Sponsor LLC, Emil. Assentato, under an unsecured promissory note of which $250,000 has been drawn upon.

Net proceeds from (i) the sale of the units in our Initial Public Offering, after deducting offering expenses of approximately $811,403 ($332,315 of which have been prepaid with the proceeds from the promissory notes), underwriting discounts and commissions of $2,501,250, and (ii) the private sale of the private placement units for a purchase price of $10.00 and (iii) the sale of representative shares to the Underwriters, were $102,122,900. Of this amount, $101,050,500 is being held in the trust account. After payment of $661,028 for the D&O insurance the remaining amount of $411,372 was released to the Company’s current account. The proceeds held in the trust account have been or will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. We may withdraw interest to pay franchise and income taxes and up to $100,000 in dissolution expenses. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of our Initial Public Offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, and which we may pay from funds from the Initial Public Offering and the Private Placement held outside of the trust account or from interest earned on the funds held in our trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we held $365,399 outside the trust account. We expect to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of December 31, 2021, we had working capital of $916,770. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our co-sponsors or an affiliate of our co-sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the private placement units. The terms of such working capital loans by our co-sponsors or their affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our co-sponsors or an affiliate of our co-sponsors, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements will include approximately $350,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $50,000 for Nasdaq continued listing fees; $165,000 for office space, utilities and secretarial and administrative support; and approximately $20,000 for working capital that will be used for miscellaneous expenses and reserves (including taxes net of anticipated interest income).

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds held outside the trust account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 10,005,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering and the Private Placement held in the Trust Account are invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current interim chief executive officer and our current chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Jeffrey Peel	59	Interim Chief Executive Officer, Chairman
Horst Rzepka	55	Chief Financial Officer, Director
Jamie Khurshid	46	Director
Stefan Nolte	60	Independent Director
James Needham	44	Independent Director

Jeffrey Peel has served as a director and as Chairman of the board of directors since December 2021, and as our interim Chief Executive Officer since January 2022. Jeffrey Peel has extensive international experience in technology markets – with a strong focus on software for financial markets. He has run his own advisory firm (Quadriga Consulting Ltd) since January 2002 and has worked with dozens of technology firms on growth, market expansion and channel development. He has undertaken several interim roles for early to mid-stage technology vendors. His most recent interim role (from December 2017 until December 2020) was as software sector specialist for the UK government’s Department for International Trade (DIT) – where he worked with dozens of software firms investing in the UK market and developing R&D centers there. He was the only software specialist for the USA, Australia and New Zealand markets and helped secure hundreds of £millions of foreign direct investment. At DIT, Jeff was the subject matter expert on blockchain technology and developed close working relationships with companies developing blockchain enabled decentralized systems – for use in several vertical markets such as banking, commercial real estate, energy brokering, and rare earth element provenance. From August 2014 until February 2015, Jeff has also completed interim assignments with PwC (where he helped launch PwC’s MyFinancepartner ‘digital accounting’ platform for mid-market firms) and Aepona, the telecoms-software firm (acquired by Intel) that revolutionized API-enabled application development for carrier networks. He also authored a book on Customer Relationship Management (Butterworth Heinemann). Prior to starting his own firm, Jeff was CMO for Amacis, a CRM software firm (now part of Oracle), from December 2002 until December 2002. He was also Head of Marketing Strategy at UK based BICC Data Networks – acquired by NYSE-quoted 3Com from January 1989 until November 1992. Jeff has a degree in Economics and post-graduate qualifications in commercial law and marketing research. Mr. Peel has over 30 years of corporate finance experience We believe Mr. Peel’s extensive corporate finance experience, including his experience with DIT, makes him well-qualified to serve on our board of directors.

Horst Rzepka has served as our Chief Financial Officer since August 2021, and as a member of our board of directors since December 2021. Mr. Rzepka has held numerous senior finance positions in his twenty-five-year corporate career, serving as CFO and finance director in privately held companies as well as local subsidiaries of publicly listed national and international corporations in the global telecommunications industry. Mr. Rzepka has served with Lebara GmbH, TelCommunication Services AG (formerly Tele2 Switzerland), COLT Telecom AG, RSL Com Schweiz AG, Unisource AG and Unisource Carrier Services AG and AT&T GIS Switzerland (formerly NCR Switzerland). He was a co-owner and the CFO of Ortel Mobile Switzerland GmbH from November 2012 until the company was acquired by Sunrise Communications AG, the second largest Swiss telecom provider, in June 2013. He subsequently served as Director of Finance for Sunrise Communications AG, and as CFO of YOL Communications GmbH and YOL Services AG, two subsidiaries of Sunrise Communications from July 2013 until June 2017. Mr. Rzepka has a broad experience in corporate finance, business and financial planning, systems and process implementation and contract negotiation. He has orchestrated multiple M&A transactions as buyer and vendor with subsequent business integrations and has been involved in numerous startups and restructurings. While having spent most of his corporate career in the Telecom industry, most recently as a financial consultant for SME’s, startups and boutique business ventures, he has operated in a wide range of traditional and new industries, focusing on new technologies. Mr. Rzepka graduated from the University of Zurich with an M.B.A. in 1992. We believe Mr. Rzepka’s broad business experience make him well-qualified to serve on our board of directors.

Jamie Khurshid has served as a member of our board of directors since June 2021. Mr. Khurshid is a London based senior financial markets expert, with a career spanning over two decades as an investment banker with Credit Suisse from September 1998 to June 2008, with Goldman Sachs from June 2008 to May 2010, with the Royal Bank of Scotland from May 2008 until June 2013, and subsequently from July 2013 to July 2014 as a senior partner with Cinnober Financial Technology, the world’s leading independent exchange and clearing house technology provider. Mr. Khurshid played an important role in the development of European regulatory transparency in financial markets and is known for setting up two consortium ventures, first with IHS Markit, from September 2006 to September 2007 where he was responsible for the negotiation and acquisition of Boat Services Ltd., Europe’s longest running independent regulatory and transparency services vehicle since the introduction of MiFID in 2007, and the London Stock Exchange Group’s (LSEG) Turquoise MTF from April 2007 to April 2008. Most recently, Mr. Khurshid is recognized for defining and successfully delivering the first voluntary transparency regime for the global bullion market on behalf of the London Bullion Market Association, authorized by the Bank of England with oversight from the UK FCA. He has served since July 2018 as a board advisor for Quantum Technology Solutions in London, an information technology, financial services, platform for algorithm trading, execution systems, and regulatory and risk compliance. He is the cofounder of Digital RFQ, one of Europe’s leading digital asset execution service providing global counterparts with unique access to global liquidity and a suite of institutional products and services. Mr. Khurshid graduated from the University of Reading (United Kingdom) with a B.S. in Environmental Science with honors in 1997. We believe Mr. Khurshid’s extensive knowledge of the capital markets and financial technology expertise makes him well-qualified to serve on our board of directors.

James Duncan Needham has served as one of our independent directors since December 2021. Mr. Needham is currently head of strategy for the MERJ Exchange, Ltd. (Seychelles), where he has served since March 2019. MERJ is a technology led operator of digital market infrastructure comprising exchange, clearing system and securities depository. During his time at MERJ, the company has successfully completed the world’s first digital IPO and been recognized as one of the fastest growing stock exchanges in both 2019 and 2020. Prior to joining MERJ, Mr. Needham spent over fifteen years working in both primary and secondary capital markets in London. During this time, the industry leading teams he established were responsible for originating and executing over $35 billion in equity derivative business. The early years of his career were shaped in the investment banking divisions of Morgan Stanley Dean Witter and Dresdner Kleinwort Wasserstein where he primarily focused on equity and equity linked capital markets. In 2017 he began studying blockchain technology, in particular asset tokenization, and in May 2018 he participated in the first cohort of the Blockchain Strategy Programme developed by the University of Oxford, Said Business School. He is a co-founder of the Oxford Blockchain Foundation (OXBC), a student led organization for the acceleration of projects developed by alumni. He brings a significant network of operators, founders and investors from financial markets and the technology sector. Mr. Needham graduated with an L.L.B. (Honors, Law) from the University of Durham in the United Kingdom in 1999. We believe Mr. Needham’s capital markets expertise, together with his leadership experience, makes him well-qualified to serve on our board of directors.

Stefan Nolte has served as one of our independent directors since April 2021. Mr. Nolte has been serving as the managing partner of Shanda Consult of Nicosia, Cyprus, an international business consulting firm he founded in November 2009, responsible for compliance with the auspices of CySEC, the Cyprus Securities and Exchange Commission. Shanda Consult has a wide range of partners in the European Union, in the Mediterranean and in the Middle East, and offers an integrated range of business and advisory services designed to facilitate cross-border industrial investments, and to improve competitiveness and performance. From December 1999 to February 2006, Mr. Nolte was the managing director of the European Business Bank Ltd. In Cyprus, an investment bank with activities primarily in the Middle East, South East Asia and the Far East. He has served as the president of the Cyprus Germany Business Association since June 2016, and as a member of the board of the Cyprus Kuwait Business Association since May 2015. Since 1984, Mr. Nolte built up his practical experience in business, investment consultancy and project management in many countries including Turkey, Morocco, Malta, Iran, Dubai, Singapore, Hong Kong, Taiwan and China. During his years in Turkey, Mr. Nolte established the Izmir Branch of the Turkish Foundation for Medium Size Enterprises (TOSYÖV), and he acted as its general coordinator from 1993 to 1995. Mr. Nolte obtained a finance degree from the University of Istanbul in 1988. We believe Mr. Nolte’s investment experience and expertise, particularly in cross-border industrial investments, together with his extensive knowledge of the capital markets, makes him well-qualified to serve on our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is comprised of five directors and is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Rzepka, Needham and Nolte, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Peel and Khurshid, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Resignation of Chief Executive Officer; Appointment of Interim Chief Executive Officer

On January 28, 2022, Mr. Khurshid informed the Company of his decision to resign as Chief Executive Officer, effective immediately, in order to devote additional time to other matters. Mr. Khurshid remains a director of the Company. On January 31, 2022, Mr. Peel was appointed as Chief Executive Officer of the Company, to serve on an interim basis, effective immediately.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of listing on Nasdaq. We are utilizing the phase-in provisions of Rule 5615(b) of the Nasdaq rules for the majority independent board requirement. We expect a majority of our board of directors to be comprised of independent directors within one year of listing on Nasdaq to comply with the majority independent board requirement. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Needham and Nolte are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Peel, Needham and Nolte serve as members of our audit committee, and Mr. Nolte chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Needham and Nolte meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. We are utilizing the phase-in provisions of Rule 10A-3(b)(1)(iv)(A) of the Exchange Act for the audit committee independence requirement, which requires us to have a fully independent audit committee within one year of listing on Nasdaq. We expect all members of our audit committee to be independent within one year of listing on Nasdaq.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Stefan Nolte qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Peel, Needham and Nolte serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, each of whom must be independent. Each of Messrs. Needham and Nolte is independent. We are utilizing the phase-in provisions of Rule 5615(b) of the Nasdaq rules for the committee composition requirement, which requires us to have a fully independent compensation committee within one year of listing on Nasdaq. We expect all members of our audit committee to be independent within one year of listing on Nasdaq. Mr. Peel chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to Celtic Asset & Equity Partners, Ltd. of $15,000 per month, for up to 12 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors.

The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Needham and Nolte. In accordance with Rule 5605 of the Nasdaq rules, each such director is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to our registration statement in connection with the Initial Public Offering. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Item 11.	Executive Compensation.

Executive Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. We have agreed to pay Celtic Asset & Equity Partners, Ltd., our advisor, a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our co-sponsors, officers and directors, or any affiliate of our co-sponsors or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our co-sponsors, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

The following table is based on 13,384,950 shares of common stock outstanding as of March 29, 2022, including 10,883,700 shares of Class A common stock and 2,501,250 shares of Class B common stock. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants or rights, as these warrants and rights are not exercisable within 60 days of the date of this Report.

Name and address of beneficial owner(1)	Number of shares of common stock beneficially owned	Approximate percentage of outstanding common stock
Directors and Named Executive Officers:
Jeffrey Peel	0	*
Horst Rzepka	0	*
Jamie Khurshid	0	*
Stefan Nolte	0	*
James Needham	0	*
All current directors and executive officers as a group (five individuals)	0	*
Certain Stockholders:
Alexander V. Schinzing(2)	2,101,250	15.7%
FSC Sponsor LLC(3)	1,350,000	10.1%
Feis Equities LLC(4)	810,076	6.1%
Lighthouse Investment Partners, LLC	688,011	5.1%
Space Summit Capital LLC(6)	674,000	5.0%

(1)	Unless otherwise noted, the business address of each of our stockholders listed is C/O Financial Strategies Acquisition Corp., 2626 Cole Avenue, Suite 300, Dallas, Texas 75204.

(2)	Based on a Schedule 13D jointly filed on December 17, 2021 by Alexander V. Schinzing and FSC Sponsor LLC. Represents (i) 775,000 shares of Class B common stock and 200,000 shares of Class A common stock held by FSC Sponsor LLC (“FSC Sponsor”), (ii) 375,000 shares of Class B common stock held by Caliente Management L.L.C. (“Caliente”), (iii) 200,000 shares of Class B common stock and 50,000 shares of Class A common stock held by Celtic Sponsor VII LLC (“Celtic Sponsor VII”), (iv) 416,212 shares of Class B common stock held by Celtic Asset & Equity Partners, Ltd. (“Celtic A&E”) and (v) 85,038 shares of Class B common stock held by Frio Investments L.L.C. (“Frio”). FSC Sponsor is the managing member of, and may be deemed to beneficially own shares owned by, Caliente. Mr. Schinzing is the managing member of FSC Sponsor and Celtic A&E and the manager of Celtic Sponsor VII and Frio. Therefore, Mr. Schinzing may be deemed to beneficially own shares owned by FSC Sponsor, Celtic Sponsor VII, Celtic A&E, Caliente and Frio. Mr. Schinzing disclaims any beneficial ownership of such shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3)	Based on a Schedule 13D jointly filed on December 17, 2021 by Alexander V. Schinzing and FSC Sponsor LLC. Represents (i) 775,000 shares of Class B common stock and 200,000 shares of Class A common stock held by FSC Sponsor and (ii) 375,000 shares of Class B common stock held by Caliente. FSC Sponsor is the managing member of, and may be deemed to beneficially own shares owned by, Caliente. Mr. Schinzing is the managing member of FSC Sponsor. Therefore, Mr. Schinzing may be deemed to beneficially own shares owned by FSC Sponsor and Caliente. Mr. Schinzing disclaims any beneficial ownership of such shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Based on a Schedule 13G jointly filed on January 12, 2022 by Feis Equities LLC (“Feis Equities”) and Lawrence M. Feis. Represents 810,076 shares of Class A common stock. Each of Feis Equities and Mr. Feis holds share voting and dispositive power over 810,076 shares of Class A common stock, and thus may be deemed to beneficially own these shares. The business address of both Mr. Feis and Feis Equities is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(5)

Based on a Schedule 13G jointly filed on February 14, 2022 by Lighthouse Investment Partners, LLC (“Lighthouse”), MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC, (“MAP 136”), MAP 204 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 204”), and MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214,” and collectively with Lighthouse, MAP 136 and MAP 204, the “Lighthouse Parties”). Represents 688,011 shares of Class A common stock directly held by MAP 136, MAP 204, and MAP 214. Lighthouse serves as the investment manager of MAP 136, MAP 204, and MAP 214. Because Lighthouse may be deemed to control MAP 136, MAP 204, and MAP 214, as applicable, Lighthouse may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of these shares. The business address of each of the Lighthouse Parties is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410.

(6)	Based on a Schedule 13G filed on February 3, 2022 by Space Summit Capital LLC (“Space Summit Capital”). Represents 674,000 shares of Class A common stock beneficially owned by Space Summit Capital. The business address of Space Summit Capital is 15455 Albright Street, Pacific Palisades, CA 90272.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On October 23, 2020, we issued an aggregate of 2,501,250 founder shares to our initial stockholders for an aggregate purchase price of $25,000 in cash, or approximately $0.01 per share, resulting in our initial stockholders holding an aggregate of 2,501,250 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering (not including the private placement shares and the 373,750 representative’s shares issued to I-Bankers). The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Private Placement

Our co-sponsors, anchor investors and I-Bankers purchased an aggregate of 504,950 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $5,049,500, in the Private Placement, which closed simultaneously with the closing of the Initial Public Offering. Of such amount, 200,000 units were purchased by FSC Sponsor LLC, 50,000 units were purchased by Celtic Sponsor VII LLC, 50,000 units were purchased by Sea Otter Securities Group LLC, 25,000 units were purchased by Sixth Borough Capital Fund LP (and 25,000 units were purchased by certain members of its general partner), 25,000 units were purchased by certain accounts managed by Eagle Point Credit Management LLC, 25,000 units were purchased by Greentree Financial Group Inc., and 104,950 units were purchased by I-Bankers. The private placement units are identical to the units sold in the Initial Public Offering, except that the private placement warrants included in the private placement units, so long as they are held by our co-sponsors, anchor investors, I-Bankers or any of their permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement units (including the shares of Class A common stock underlying the private placement units) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination within 12 months (or up to 18 months if we extend the time period we have to consummate an initial business combination by the full amount) from the closing of the Initial Public Offering.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement, dated December 11, 2020, we have agreed to pay Celtic Asset & Equity Partners, Ltd., our advisor and an affiliate of one of our co-sponsors, a total of $15,000 per month for office space, utilities and secretarial and administrative support for a period of 12 months commencing on the date that our securities are first listed on Nasdaq. Upon the earlier of the elapse of 12 months from such date or the completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our co-sponsors, officers and directors, or any affiliate of our co-sponsors or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our co-sponsors, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Loans

Prior to the closing of the Initial Public Offering, our co-sponsor, FSC Sponsor LLC, loaned us $200,000 under an unsecured promissory note effective as of November 30, 2020, to be used for a portion of the expenses of the Initial Public Offering. The note is non-interest bearing and payable on the date of the initial business combination. In addition, an investor in FSC Sponsor LLC, Emil Assentato, loaned us up to an additional $250,000 to be used for a portion of the expenses of the Initial Public Offering, with $250,000 withdrawn as of December 31, 2021. This convertible loan is non-interest bearing, unsecured, and will, at the election of the holder, be repaid on the date of the initial business combination, or converted into warrants, which shall be identical to the private placement warrants, in an amount equal to the principal balance of this note at a price of $1.00 per warrant.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, our co-sponsors or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private placement units. The terms of such working capital loans by our co-sponsors or their affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our co-sponsors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Registration Rights

We have entered into a registration rights agreement with respect to the private placement units, the representative’s warrants, the securities issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise or conversion of the foregoing and upon conversion of the founder shares.

Other Fiduciary Contractual Obligations of Management

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Related Party Transactions Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company. A form of the code of ethics that we adopted following our Initial Public Offering is filed as an exhibit to this Form 10-K.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our co-sponsors, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our co-sponsors, officers or directors, or any affiliate of our co-sponsors or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our co-sponsors, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the Initial Public Offering held in the trust account prior to the completion of our initial business combination:

•	Repayment upon consummation of the initial business combination of up to $250,000 in loans made to us by Emil Assentato, of which $250,000 has been drawn upon, and $200,000 in loans made to us by FSC Sponsor LLC, of which $200,000 has been drawn upon, to cover offering-related and organizational expenses;

•	Payment to Celtic Asset & Equity Partners, Ltd. of $15,000 per month, for up to 12 months, for office space, utilities and secretarial and administrative support;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	Repayment of loans which may be made by our co-sponsors or their affiliates or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our co-sponsors, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Global Market we have at least three independent directors, and that a majority of our board of directors and each member of our audit committee and our compensation committee be independent.

For a description of director independence, see the section of this Annual Report on Form 10-K entitled “Item 10. Directors, Executive Officers and Corporate Governance.” Currently, two of our five directors, Messrs. Needham and Nolte, are independent, and one member of our audit committee and compensation committee, Mr. Peel, is not independent.

We are utilizing the phase-in provisions of Rule 5615(b) of the Nasdaq rules for the majority independent board requirement and the compensation committee independence requirement, and the phase-in provisions of Rule 10A-3(b)(1)(iv)(A) of the Exchange Act for the audit committee independence requirement. Each of these provisions requires that we comply with the applicable requirements within one year of listing. We expect a majority of our board of directors to be comprised of independent directors within one year of listing on Nasdaq to comply with the majority independent board requirement, and we expect each member of our compensation committee and our audit committee to be independent within one year of listing on Nasdaq to comply with the committee independence requirements.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Grant Thornton LLP, or Grant Thornton, for services rendered in 2021 and 2020.

	Year Ended	Year Ended
Type of Fee	December 31, 2021	December 31, 2020
Audit Fees	$30,000	$26,250
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	30,218	0
Total Fees	$60,218	$26,250

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, and services that are normally provided by Grant Thornton in connection with regulatory filings. The aggregate fees billed by Grant Thornton for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the fiscal year ended December 31, 2020 totaled $26,250 and for the fiscal year ended December 31, 2021 are estimated to range between $28,000 and $30,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton for consultations concerning financial accounting and reporting standards for the fiscal year ended December 31, 2021.

Tax Fees. We did not pay Grant Thornton for tax planning and tax advice for the fiscal year ended December 31, 2021.

All Other Fees. On December 10, Financial Strategies Acquisition Corp. had its Initial Public Offering. We did pay Grant Thornton for their services related to the IPO a total amount of $30,218.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm (PCAOB ID-Nr. 248)	F-2

Financial Statements:

Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from July 1, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholder’s Equity for the year ended December 31, 2021 and for the period from July 1, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from July 1, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7 to F-20

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated December 9, 2021, between the Company and I-Bankers, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021).

1.2	Business Combination Marketing Agreement, dated December 9, 2021, between the Company and I-Bankers (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).

3.5	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021).

3.6	By Laws (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).

4.4	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).

4.5	Warrant Agreement, dated December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021).

4.6	Rights Agreement, dated December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021).

4.7*	Description of Securities

10.1	Form of Letter Agreement by and among the Company and its officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on December 6, 2021).

10.2	Promissory Note, dated July 8, 2020, issued to Emil Assentato (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

10.3	Promissory Note, effective November 30, 2020, issued to FSC Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).

10.4	Investment Management Trust Agreement, dated December 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021).

10.5	Form of Registration Rights Agreement, dated December 9, 2021, by and among the Company, I-Bankers and the parties listed under “Investors” on the signature page thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on November 24, 2021).

10.6	Securities Subscription Agreement, dated October 23, 2020, between the Registrant and FSC Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

10.7	Securities Subscription Agreement, dated October 23, 2020, between the Registrant and Celtic Asset & Equity Partners, Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

10.8	Form of Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on November 24, 2021).

10.9	Form of Private Placement Units Purchase Agreement, dated December 9, 2021, by and among the Company, FSC Sponsor LLC and the parties identified on Schedule I attached thereto (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed on November 24, 2021).

10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).

10.11†	Administrative Services Agreement, dated December 11, 2020, by and between the Registrant and Celtic Asset & Equity Partners, Ltd. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1/A filed with the SEC on November 24, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	Financial Strategies Acquisition Corp.

	By:	/s/ Jeffrey Peel
Name: Jeffrey Peel
Title: Interim Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Financial Strategies Acquisition Corp. hereby constitute and appoint Jeffrey Peel, with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto, and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Interim Chief Executive Officer and
/s/ Jeffrey Peel	Chairman of the Board of Directors
Jeffrey Peel	(Principal Executive Officer)	March 31, 2022

/s/ Horst Rzepka	Chief Financial Officer
Horst Rzepka	(Principal Financial and Accounting Officer)	March 31, 2022

/s/ Jamie Khurshid	Director
Jamie Khurshid		March 31, 2022

/s/ Stefan Nolte	Director
Stefan Nolte		March 31, 2022

/s/ James Duncan Needham	Director
James Duncan Needham		March 31, 2022

FINANCIAL STRATEGIES ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID-Nr. 248)	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from July 1, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2021 and for the period from July 1, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from July 1, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Financial Strategies Acquisition Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Financial Strategies Acquisition Corp. (a Delaware corporation) (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021 and for the period from July 1, 2020 (Inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 1, 2020 (Inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Oklahoma City, Oklahoma

March 31, 2022

Financial Statements

FINANCIAL STRATEGIES ACQUISITION CORP.

BALANCE SHEETS

	as of December 31, 2021	as of December 31, 2020
(Amounts in USD)
ASSETS
Current Assets
Cash	$365,399	$296,500
Prepaid Expenses	826,027	173,500
Total Current Assets	1,191,426	470,000
Marketable investments held in Trust Account	101,050,971	-
TOTAL ASSETS	$102,242,397	$470,000

LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$74,515	$-
Tax Provisions	200,141	-
Total Current Liabilities	274,656	-
Non-current Liabilities
Promissory notes	450,000	450,000
Derivative warrant liabilities	9,339,501	-
Total Non-Current Liabilities	9,789,501	450,000
Total Liabilities	10,064,157	450,000
Commitments & Contingencies
Temporary Equity:
Class A Common stock subject to redemption, 10,005,000 shares at $10.10 per share	101,050,500	-
Shareholders’ Equity
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, shares issued and outstanding: 504,950	51	-
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: 2,501,250	250	250
Representative shares, 373,750 shares issued and outstanding	37	-
Additional paid in Capital and Reclassifications	(10,260,421)	24,750
Accumulated Profit /(Deficit)	1,387,823	(5,000)
Total Shareholders’ Equity (Deficit)	(8,872,260)	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$102,242,397	$470,000

The accompanying notes are an integral part of the financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2021	July 1, 2020 (Inception), through December 31, 2020
(Amounts in USD)
General & Administrative expenses	624,598	5,000
Operating Income/(Loss)	(624,598)	(5,000)
Interest on marketable investments held in Trust Account	471	-
Change in fair value of Warrant Liabilities	2,017,091	-
Income/(Loss) before Income Tax	1,392,964	(5,000)
Tax on Interest income	(141)	-
Net Income/(Loss)	$1,392,823	$(5,000)

Basic and diluted Earnings/(Loss) per share
Class A common stock	$6.026	$-
Class B common stock	$(0.664)	$(0.005)
Weighted average common shares outstanding
Class A common stock	506,912	-
Class B common stock	2,501,250	1,025,102

The accompanying notes are an integral part of the financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in USD)
						Retained	Total
					Additional	Earnings	Shareholders’
	Common Stock Class A		Common Stock Class B		paid in	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance - July 1, 2020 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Founder Shares (Class B common stock)	-	-	2,501,250	250	24,750	-	25,000
Net Income / (Loss)	-	-	-	-	-	(5,000)	(5,000)

Balance - December 31, 2020	-	$-	2,501,250	$250	$24,750	$(5,000)	$20,000

Private Placement (Class A common stock)	504,950	51	-	-	5,049,449	-	5,049,500
Public Offering (Class A common stock)	10,005,000	1,001	-	-	100,048,999	-	100,050,000
Sale of Representative Shares (Class A common stock)	373,750	37	-	-	3,701	-	3,738
Reclass of Shares subject to Redemption	-	(1,001)	-	-	(101,049,499)	-	(101,050,500)
Reclass Private Warrant Liability	-	-	-	-	(10,005,000)	-	(10,005,000)
Reclass Public Warrant Liability	-	-	-	-	(510,000)	-	(510,000)
Reclass Representative Warrant Liability	-	-	-	-	(841,592)	-	(841,592)
Offering Expenses charged against Equity	-	-	-	-	(2,981,229)		(2,981,229)
Reclass of Negative paid-in Capital	-	-	-	-	10,260,421	(10,260,421)	-
Net Income / (Loss)	-	-	-	-	-	1,392,823	1,392,823

Balance - December 31, 2021	10,883,700	$88	2,501,250	$250	$-	$(8,872,598)	$(8,872,260)

The accompanying notes are an integral part of the financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2021	July 1, 2020 (Inception), through December 31, 2020
(Amounts in USD)
Cash Flows from Operating Activities
Net Income /(Loss)	$1,392,823	$(5,000)
Adjustments to reconcile net income /(loss) to net cash used in operating activities:
Changes in Prepaid Expenses and Current Liabilities	(751,512)	-
Changes in Tax Provisions	200,141	-
Change in fair value of Warrant Liabilities	(2,017,091)	-
Offering Cost charged against Operations	331,424	-
Net Cash provided by / (used in) Operating activities	(844,215)	(5,000)

Cash Flows from Investing Activities
Investments of Cash in Trust Account	(101,050,971)	-
Net Cash provided by / (used in) Investing activities	(101,050,971)	-

Cash Flows from Financing Activities
Promissory Notes	-	450,000
Proceeds from sale of Units in Public Offering	100,050,000	-
Proceeds from sale of Units in Private Placement	5,049,500	-
Proceeds from sale of Class A common stock	3,738	-
Payment of Offering Cost	(3,139,153)	-
Proceeds from sale of Class B common stock	-	25,000
Net Cash provided by / (used in) Financing activities	101,964,085	301,500

Net increase /(decrease) in Cash	$68,899	$296,500
Cash at beginning of period	$296,500	$-
Cash at end of period	$365,399	$296,500

The accompanying notes are an integral part of the financial statements.

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

Financial Strategies Acquisition Corp. (the “Company”) is a blank check company incorporated on July 1, 2020, under the laws of the State of Delaware for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). The Company has not selected any potential business combination target, and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target with respect to an initial Business Combination with the Company. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry, sector or geographic region, we currently intend to concentrate our efforts in identifying a business in the financial technology services sector.

As of December 14, 2021, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through December 14, 2021, relates to the Company’s formation and its initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

On December 14, 2021, the Company consummated its IPO of 10,050,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”) at $10.00 per unit, which included 1,305,000 Units issued pursuant to the full exercise by the Underwriters (as defined below) of their over-allotment option, and the private sale of an aggregate of 504,950 Units (the “Private Placement Units” and with respect to the shares of Class A common stock included in the Units, the “Private Placement Shares”) to its co-sponsors, FSC Sponsor LLC and Celtic Sponsor VII LLC (together, the “Co-Sponsors”), anchor investors (comprised of Eagle Point Credit Management LLC, Greentree Financial Group Inc., Sea Otter Securities Group LLC, Sixth Borough Capital Fund LP (and certain members of its general partner), as used herein, collectively the “anchor investors”) and I-Bankers Securities, Inc. (“I-Bankers”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $5,049,500 to the Company that closed simultaneously with the closing of the IPO (see Note 3). The Company’s Units have been listed on the Nasdaq Global Market (“Nasdaq”).

Transaction costs amounted to $3,312,653 consisting of $2,501,250 in underwriting commissions and $811,403 in additional offering costs, the sum of which includes $332,315 in deferred offering costs which were incurred prior to the IPO closing. In addition, as of December 14, 2021, cash of $554,057 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Upon the closing of the IPO on December 14, 2021, the Company deposited $101,050,500 ($10.10 per Unit) from the proceeds of the IPO and certain proceeds of the sales of Private Placement Units in the trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The shares of Class A common stock will be recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

The Co-Sponsors, initial stockholders and I-Bankers have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of an initial Business Combination, (B) to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (x) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete an initial Business Combination within the Combination Period (as defined below) or (y) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

Additionally, each public stockholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Company will have until 12 months from the closing of the IPO to complete a Business Combination; provided, however, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of its board of directors if requested by the Co-Sponsors, extend the period up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination) (the “Combination Period”) to complete a Business Combination. Pursuant to the terms of the Company’s amended and restated certificate of incorporation, in order for the time available for the Company to consummate an initial Business Combination to be extended, our Co-Sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $1,000,500 ($0.10 per unit) on or prior to the date of the applicable deadline, for each three-month extension. Any such payments would be made in the form of a non-interest bearing loan and would be repaid, if at all, from funds released to the Company upon completion of a Business Combination.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our initial Business Combination within the 12-month period (or up to 18-month period).

Our Co-Sponsors, initial stockholders and I-Bankers have entered into a letter agreement with us, pursuant to which they have agreed to waive their liquidation rights with respect to the Founder Shares (as defined below) and Private Placement Shares (and Representative Shares (as defined below) in the case of I-Bankers) if the Company fails to complete a Business Combination within the Combination Period. However, if the Co-Sponsors, initial stockholders or I-Bankers acquire Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their business combination marketing fees (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.10).

The Co-Sponsors have agreed that they will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Co-Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Co-Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Underwriting Agreement and Business Combination Marketing Agreement

The Company engaged I-Bankers as the representative of the underwriters (the “Underwriters”) in the IPO and the simultaneous listing of the Units on Nasdaq. Pursuant to that certain underwriting agreement, I-Bankers acted as the representative of the Underwriters of the IPO for 8,700,000 Units at $10.00 per unit, plus an over-allotment option equal to 15% of the number of Units offered, or 1,305,000 Units, which was exercised in full simultaneously upon the closing of the IPO. The Company paid I-Bankers an underwriters’ commission of $2,501,250, equal to 2.5% of the gross proceeds raised in the IPO for such services upon the consummation of the IPO (exclusive of any applicable finders’ fees which might become payable).

Upon the closing of the IPO, the Company issued to I-Bankers a five-year warrant to purchase 800,400 Shares of Class A common stock (“Representative Warrants”). The exercise price of Representative Warrants is $12.00 per Share. In addition, I-Bankers was issued 373,750 shares of Class A common stock upon the consummation of IPO (“Representative Shares”).

In addition, under a business combination marketing agreement, the Company has engaged I-Bankers as an advisor in connection with the Business Combination and will pay I-Bankers a cash fee for such marketing services upon the consummation of the Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including any proceeds from the exercise of the underwriters’ over-allotment option. The $3,501,750 fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Liquidity and Capital Resources

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which an amount of $411,372 in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statements were issued, and therefore substantial doubt was alleviated. As of December 31, 2021, the Company had $365,399 in cash outside of the trust account available for working capital needs and $101,050,971 of cash and investment in liquid securities held in trust, which is not available for working capital needs.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at December 31, 2021.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act and modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had $365,399 in cash as of December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Investments held in Trust Account

At December 31, 2021, assets of $101,050,971 – including $471 of interest earned – were held in a Money Market Fund that only holds U.S. Treasury Securities, none of which was available for working capital needs.

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $3,312,653 as a result of the IPO consisting of $2,501,250 in underwriting commissions and $811,403 in additional offering costs. As of December 31, 2021, $2,981,229 of the aggregate offering costs have been charged to stockholders’ equity and the remaining amount of $331,424 was expensed.

Common Stock Subject to Possible Redemption

All of the 10,005,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $101,050,500 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage corporation limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Business Combination Marketing Fee

Pursuant to the business combination marketing agreement, the Company has engaged I-Bankers as an advisor in connection with the Business Combination and will pay I-Bankers a cash fee for such marketing services upon the consummation of the Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including any proceeds from the full or partial exercise of the underwriters’ over-allotment option.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of December 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the year ended December 31, 2021.

Franchise Tax

Being incorporated in Delaware, the Company is subject to Delaware Franchise tax. The calculation of the potential tax liability for the business year 2021, applying the “Authorized Shares Method” as well as the “Assumed Par Value Capital Method” has shown that under both methods the maximum annual tax of $200,000 is reached. Accordingly, the Company has established a provision for Franchise tax in the amount of $200,000 as per December 31, 2021.

Warrants

ASC 480 requires a reporting entity to classify certain freestanding financial instruments as liabilities (or in some cases as assets). ASC 480-10-S99 addresses concerns raised by the SEC regarding the financial statement classification and measurement of securities subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. If the stock subject to mandatory redemption provisions represents the only shares in the reporting entity, it must report instruments in the liabilities section of its statement of financial position. The stock subject must then describe them as shares subject to mandatory redemption, so as to distinguish the instruments from other financial statement liabilities.

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. In order to determine the net income (loss) attributable to both the Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class B common stock for the period from January 1, 2021, through December 31, 2021, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

Earnings (loss) per Share calculation
Class B shares outstanding	2,501,250
Class A shares Issued upon IPO	10,883,700
Proceeds allocated to Class A*	$90,765,417
Class A redemption amount	$101,050,500

Net Income/(Loss)	$1,392,823
Class A accretion to redemption amount	$(10,285,083)
Net Income /(Loss) available to shareholders	$(8,892,260)
	Class A	Class B
Allocation of Net Income /(Loss) available to ordinary shares	$(7,230,560)	$(1,661,700)
Accretion of Class A to redemption value	$10,285,083
Net Income /(Loss)	$3,054,523	$(1,661,700)
Weighted Average Shares outstanding	506,912	2,501,250
Earnings (loss) per common share	$6.026	$(0.664)

* equals Gross proceeds (public offering, private placement and representative shares) minus offering cost (equity part) minus fair value of all warrants at the date of the IPO

As of December 31, 2021, no Founder Shares are subject to forfeiture and the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

NOTE 3 – PUBLIC OFFERING

At the IPO, the Company sold 10,005,000 Units at a purchase price of $10.00 per Unit, which included 1,305,000 Units issued pursuant to the full exercise by the Underwriters of their over-allotment option, generating gross proceeds to the Company of $100,050,000. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), and one right to receive one-tenth of one share of Class A common stock upon the consummation of the Company’s initial Business Combination (see Note 6).

A total of $101,050,500 of the net proceeds from the IPO and the sale of the Private Placement Units was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee.

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

On October 23, 2020, our Co-Sponsor, FSC Sponsor LLC, acquired 2,371,875 shares of the Company’s Class B common stock (the “Founder Shares”), and Celtic Asset & Equity Partners Ltd. acquired 503,125 Founder Shares, in exchange for an aggregate capital contribution of $25,000, at a purchase price of approximately $0.001 per share, in connection with our organization. On December 9, 2021, FSC Sponsor transferred and assigned an aggregate of 1,310,038 Founder Shares amongst certain of our initial stockholder, including Celtic Sponsor VII LLC, Caliente Management, LLC, Frio Investments, LLC, Celtic Asset & Equity Partners, Ltd., and each of the anchor investors.

On September 21, 2021, the Company effected a 7-for-10 reverse stock split of all issued and outstanding shares of our Class B common stock, which reduced the number of issued and outstanding shares of Class B common stock from 2,875,000 shares to 2,012,500 shares. On October 13, 2021 the Company effected a 7.2-for-7 stock split of all issued and outstanding shares of our Class B common stock, which increased the number of issued and outstanding shares of Class B common stock from 2,012,500 shares to 2,070,000 shares. On November 23, 2021, the Company effected a 87-for-72 forward stock split of all issued and outstanding shares of our Class B common stock, which increased the number of issued and outstanding shares of Class B common stock from 2,070,000 shares to 2,501,250. Unless otherwise indicated, all share and per share information contained herein has been adjusted to give effect to such stock splits.

The Founder Shares included an aggregate of up to 326,250 shares of Class B common stock subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the IPO. On December 14, 2021, the Underwriter exercised the over-allotment option in full. As a result, no Founder Shares are subject to forfeiture.

The Co-Sponsors and initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the date of the consummation of our initial Business Combination or (ii) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares.

Private Placement

Concurrently with the closing of the IPO, our Co-Sponsors, anchor investors and I-Bankers purchased an aggregate of 504,950 Private Placement Units, generating gross proceeds of $5,049,500 in aggregate in a private placement. Each Private Placement Unit consists of one share of Class A common stock, one redeemable warrant, exercisable for one share of Class A common stock at a price of $11.50 per share (the “Private Placement Warrant”), and one right. Each right underlying the Private Placement Unit (the “Private Placement Right”) will entitle the holder to receive one-tenth of one share of Class A common stock at the closing of a Business Combination. The proceeds from the sale of the Private Placement Units have been added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placements Units and all underlying securities will expire worthless.

The Private Placement Units (including the underlying Private Placement Rights, Private Placement Warrants, the Private Placement Shares and the shares of Class A common stock issuable upon conversion of the Private Placement Rights and the exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (except as described under the section of the IPO prospectus entitled “Principal Stockholders — Restrictions on Transfers of Founder Shares and Private Placement Units”). Following such period, the Private Placement Units (including the underlying Private Placement Rights, the Private Placement Shares and the shares of Class A common stock issuable upon conversion of the Private Placement Rights and the exercise of the Private Placement Warrants) will be transferable, assignable or salable, except that the Private Placement Units will not trade.

Promissory Notes – Related Party

Our liquidity needs have been satisfied prior to the completion of the IPO through a capital contribution from our initial stockholders of $25,000 for the Founder Shares, and loans of $450,000, comprised of a $200,000 unsecured promissory note from our Co-Sponsor, FSC Sponsor LLC, and a convertible loan of $250,000 from an investor in FSC Sponsor LLC, Emil Assentato, under an unsecured promissory note of which $250,000 has been drawn upon. The convertible note was issued on July 8, 2020 to Mr. Assentato for the principal amount of $250,000 to cover expenses related to the offering. The note is non-interest bearing and is payable on the date of the initial business combination. At the holder’s discretion, upon maturity, up to $250,000 of the note may be converted into warrants at a price of $1.00 per warrant. These warrants would be identical to the warrants comprising the private placement units. We intend to repay the loan from the proceeds of this offering not being placed in trust upon consummation of this offering.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Co-Sponsors, an affiliate of the Co-Sponsors, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, no Working Capital Loans were outstanding.

Administrative Services Arrangement

The Company entered into an agreement commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Celtic Asset & Equity Partners, Ltd. a monthly fee of $15,000 up to a maximum of $180,000 in the aggregate for office space, utilities and secretarial, data room and administrative services. The Company has paid such aggregate amount in advance and charged one monthly fee of $15,000 against General & Administrative Expenses in December 2021.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Units (and their underlying securities), the Representative Shares, the Representative Warrants (and their underlying securities), any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the Underwriters a 30-day option from the date of IPO to purchase up to 1,305,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

Simultaneously upon the closing of the IPO, the Underwriters exercised the over-allotment option in full. As such, the Underwriters were paid an underwriting discount and commission of $0.25 per Unit, or $2,501,250 in the aggregate payable upon the closing of the IPO, and I-Bankers was entitled to a business combination marketing fee of $3,501,750 in the aggregate, which is held in the Trust Account and payable upon completion of the Business Combination.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

As of December 31, 2021, there were 10,509,950 shares of Class A common stock, which includes 504,950 shares in the private placement, in addition there were 373,750 representative shares, and 2,501,250 shares of Class B common stock issued and outstanding.

Of the 2,501,250 shares of Class B common stock outstanding, an aggregate of up to 326,250 shares of Class B common stock were subject to forfeiture, to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the initial stockholders do not purchase any Public Shares in the IPO). As a result of the Underwriters’ full exercise of the over-allotment option on December 31, 2021, no share of Class B common stock is subject to forfeiture.

As of December 31, 2021, no share of Preferred Stock was issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

Rights

Each holder of a right will receive one-tenth (1/10) of one share of Class A common stock upon consummation of a Business Combination. In the event the Company will not be the surviving entity upon completion of the Company’s initial Business Combination, each holder of a public right will automatically receive the 1/10 share of Class A common stock underlying such public right (without paying any additional consideration); and each holder of a Private Placement Right or right underlying Units to be issued upon conversion of the Working Capital Loans will be required to affirmatively convert its rights in order to receive the 1/10 share of Class A common stock underlying each right (without paying any additional consideration). If the Company is unable to complete an initial Business Combination within the required time period and public stockholders redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any such funds in exchange for their rights and the rights will expire worthless. The Company will not issue fractional shares upon conversion of the rights. If, upon conversion of the rights, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exchange, comply with Section 155 of the Delaware General Corporation Law. No fractional shares will be issued upon conversion of any rights. Any fractional shares will be rounded down to the nearest whole share, and any rounding down and extinguishment may be done with or without any in lieu cash payment or other compensation being made to the holder of the relevant rights.

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Representative Warrants and Representative Shares

Upon the closing of the IPO, the Company issued to the Underwriters Representative Warrants exercisable for 800,400 shares of the Company’s Class A common stock, the exercise price of which will be $12.00 per share, and 373,750 Representative Shares. The Representative Warrants may be exercised during the period commencing on the later of the first anniversary of the registration’s effective date of December 9, 2022 and the closing of the Company’s initial Business Combination, and ending on the fifth anniversary of the commencement of the offering on December 9, 2026. The Company accounted for these 800,400 Representative Warrants as derivative warrant liability, resulting in a charge directly to stockholders’ equity.

At December 31, 2021, the fair value of Representative Warrants was estimated to be approximately $454,457 (or approximately $0.57 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative Warrants granted to the Underwriters were estimated as of the date of grant using the following assumptions: (1) expected volatility of 17.22%, (2) risk-free interest rate of 1.27%, (3) expected life of 4.96 years and (4) probability of a successful Business Combination of 70%. The Representative Warrants and the shares of Class A common stock underlying Representative Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up immediately following December 14, 2021 pursuant to FINRA Rule 5110(e)(1). The Representative Warrants grants to holders demand and “piggy back” rights for periods of five and seven years from December 14, 2021. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the Representative Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price.

The Underwriters agreed not to transfer, assign or sell any of the Representative Shares without the Company’s prior written consent until the completion of the Business Combination. In addition, the Underwriters agreed (i) to vote such shares in favor of any proposed Business Combination, (ii) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Representative Shares if the Company fails to complete its initial Business Combination within Combination Period. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following December 14, 2021 pursuant to FINRA Rule 5110(e)(1).

NOTE 7 – RECURRING FAIR VALUE MEASUREMENTS

At December 31, 2021, the Company’s warrant liability was valued at $9,339,501. Compared to the valuation at the December 14, 2021, this represents a liability reduction of $2,017,091. Under the guidance in ASC 815-40, the Public Warrants, the Private Placement Warrants and the Representative Warrants do not meet the criteria for equity treatment. As such, the Public Warrants, the Private Warrants and the Representative Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs associated with the warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to stockholders' equity. Offering costs are charged to shareholders equity or the statement of operations based on the relative value of the Public Warrants and the Private Warrants to the proceeds received from the Units sold upon the completion of the IPO.

Accordingly, on December 14, 2021, the total offering costs added up to $3,312,653 and consisted of $2,501,250 in underwriting fees, and $811,403 of actual offering costs. Thereof, an amount of $2,981,229 was charged against equity, together with $11,356,592 included in accumulated deficit as an allocation for the Public Warrants, the Private Warrants and the Representative Warrants classified as liabilities; $4,077,400 was included in additional paid-in capital in connection with the Class A ordinary shares and with an additional $1,387,823 of other accumulated profit, all together adds up to an accumulated deficit of $8,872,598 as per December 31, 2021.

Offering costs allocated to derivative warrant liabilities ($331,424) were expensed as incurred in the statement of operations. Offering costs allocated to the Public Shares ($2,981,229) were charged to stockholder’s equity upon the completion of the Proposed Public Offering.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash held in Trust Account	$101,050,971	$101,050,971	-	-
Warrant Liabilities:
Private Placement Warrants	$425,062	-	-	$425,062
Public Warrants	$8,459,982	-	-	$8,459,982
Representative Warrants	$454,457	-	-	$454,457

The Company utilizes the Black-Scholes Option pricing model to value the Private Placement and the Public Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Warrant liability is determined using Level 3 inputs. Inherent in the Black-Scholes pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical industry volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. In addition, Management includes assumptions regarding the probability of a successful Business Combination.

The aforementioned Private Placement Warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which the change in valuation technique or methodology occurs.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2021:

at December 31, 2021

Stock Price	$9.41
Exercise (Strike) Price (K)	$11.50
Redemption Trigger Price	$18.00
Term (years)	6.46
Risk Free Rate	1.27%
Volatility	17.22%
Probability Factor	70.00%
Fair Value 1 Private Warrant	$0.84

At December 31, 2021 the fair value of a Private warrant was $0.84.

The aforementioned Public Warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which the change in valuation technique or methodology occurs.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2021:

at December 31, 2021
Stock Price	$9.41
Exercise (Strike) Price (K)	$11.50
Redemption Trigger Price	$18.00
Term (years)	6.46
Risk Free Rate	1.27%
Volatility	17.22%
Probability Factor	70.00%
Fair Value 1 Public Warrant	$0.84

At December 31, 2021 the fair value of a Public warrant was $0.84.

The aforementioned Representative Warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which the change in valuation technique or methodology occurs.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2021:

at December 31, 2021
Stock Price	$9.41
Exercise Price	$12.00
Redemption Trigger Price	$18.00
Term (years)	4.96
Risk Free Rate	1.27%
Volatility	17.22%
Probability Factor	70.00%
Fair Value 1 Representative Warrant	$0.57

At December 31, 2021, the fair value of a Representative warrant was $0.85.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period July 1, 2021 (inception) through December 31, 2021.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.