Form 10-Q
period 2022-03-31
Financial Strategies Acquisition Corp.
filed 2022-05-16
CIK 1817565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 001-41133

FINANCIAL STRATEGIES ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-1792560
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2626 Cole Avenue, Suite 300
Dallas, Texas	75204
(Address of principal executive offices)	(Zip Code)

(972) 560-4815

Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 10,883,700 shares of Class A common stock, par value $0.0001 per share and 2,501,250 shares of Class B common stock, par value $0.0001 per share of the registrant issued and outstanding.

FINANCIAL STRATEGIES ACQUISITION CORP.

FORM 10-Q

Quarterly report for the period ended March 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and variations and similar words and expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

For a more detailed discussion of these and other factors that could cause the actual results to differ materially from those anticipated in the forward-looking statements, see the factors described under the heading “Risk Factors” in our Annual Report on Form 10-K, filed on March 31, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022
	(Unaudited)	December 31, 2021
(Amounts in USD)
ASSETS
Current Assets
Cash	$211,886	$365,399
Prepaid Expenses	632,853	826,027
Total Current Assets	844,739	1,191,426
Marketable investments held in Trust Account	101,059,896	101,050,971
TOTAL ASSETS	$101,904,635	$102,242,397

LIABILITIES & SHAREHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$161,256	$74,515
Tax Provisions	252,015	200,141
Total Current Liabilities	413,271	274,656
Non-current Liabilities
Promissory notes	450,000	450,000
Derivative warrant liabilities	1,806,615	9,339,501
Total Non-Current Liabilities	2,256,615	9,789,501
Total Liabilities	2,669,886	10,064,157
Commitments & Contingencies
Temporary Equity:
Class A common stock subject to redemption, 10,005,000 shares at $10.10 per share	101,050,500	101,050,500
Shareholder’s Equity
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, shares issued and outstanding: 504,950	51	51
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: 2,501,250	250	250
Representative shares, 373,750 shares issued and outstanding	37	37
Additional paid in Capital and Reclassifications	(10,260,421)	(10,260,421)
Accumulated Profit /(Deficit)	8,444,332	1,387,823
Total Shareholder’s Equity (Deficit)	(1,815,751)	(8,872,260)
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)	$101,904,635	$102,242,397

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months	For the three months
	ended March 31, 2022	ended March 31, 2021
(Amounts in USD)
General & Administrative expenses	$483,428	$—
Operating Loss	(483,428)	—
Interest on marketable investments held in Trust Account	8,925	—
Change in fair value of Warrant Liabilities	7,532,886	—
Income before Income Tax	7,058,383	—
Tax on Interest income	(1,874)	—
Net Income	$7,056,509	$—

Basic and diluted Earnings/(Loss) per share
Class A common stock	$0.527	$—
Class B common stock	$0.527	$—
Weighted average common shares outstanding
Class A common stock	10,883,700	—
Class B common stock	2,501,250	2,501,250

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY/(DEFICIT)

(UNAUDITED)

						Retained	Total
					Additional	Earnings	Shareholder’s
	Common Stock Class A		Common Stock Class B		paid in	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
(Amounts in USD)
Balance - July 1, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares (Class B Common Shares)	—	—	2,501,250	250	24,750	—	25,000
Net Income / (Loss)	—	—	—	—	—	(5,000)	(5,000)

Balance - December 31, 2020	—	$—	2,501,250	$250	$24,750	$(5,000)	$20,000

Net Income / (Loss)	—	—	—	—	—	—	—

Balance - March 31, 2021	—	$—	2,501,250	$250	$24,750	$(5,000)	$20,000

Private Placement (Class A common stock)	504,950	51	—	—	5,049,449	—	5,049,500
Public Offering (Class A common stock)	10,005,000	1,001	—	—	100,048,999	—	100,050,000
Sale of Representative Shares (Class A common stock)	373,750	37	—	—	3,701	—	3,738
Reclass of Shares subject to Redemption	—	(1,001)	—	—	(101,049,499)	—	(101,050,500)
Reclass Private Warrant Liability	—	—	—	—	(10,005,000)	—	(10,005,000)
Reclass Public Warrant Liability	—	—	—	—	(510,000)	—	(510,000)
Reclass Representative Warrant Liability	—	—	—	—	(841,592)	—	(841,592)
Offering Expenses charged against Equity	—	—	—	—	(2,981,229)	(2,981,229)
Reclass of Negative paid-in Capital	—	—	—	—	10,260,421	(10,260,421)	—
Net Income / (Loss)	—	—	—	—	—	1,392,823	1,392,823

Balance - December 31, 2021	10,883,700	$88	2,501,250	$250	$0.0	$(8,872,598)	$(8,872,260)

Net Income / (Loss)	—	—	—	—	—	7,056,509	7,056,509
Balance - March 31, 2022	10,883,700	$88	2,501,250	$250	$0.0	$(1,816,089)	$(1,815,751)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2022	March 31, 2021
(Amounts in USD)
Cash Flows from Operating Activities
Net Income	$7,056,509	$—
Adjustments to reconcile net income to net cash used in operating activities:
Changes in Prepaid Expenses and Current Liabilities	279,915	—
Changes in Tax Provisions	51,874	—
Add-back of interest earned in Trust Account	(8,925)	—
Change in fair value of Warrant Liabilities	(7,532,886)	—
Net Cash used in Operating activities	(153,513)	—

Cash Flows from Financing Activities
Proceeds from short term loan	—	5,000
Payment of Offering Cost	—	(68,755)
Net Cash used in Financing activities	—	(63,755)

Net decrease in Cash	$(153,513)	$(63,755)
Cash at beginning of period	$365,399	$296,500
Cash at end of period	$211,886	$232,745

The accompanying notes are an integral part of the unaudited condensed financial statements.

Notes to the Condensed Financial Statements (Unaudited)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

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

On December 14, 2021, the Company consummated its IPO of 10,005,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”) at $10.00 per unit, which included 1,305,000 Units issued pursuant to the full exercise by the Underwriters (as defined below) of their over-allotment option, and the private sale of an aggregate of 504,950 Units (the “Private Placement Units” and with respect to the shares of Class A common stock included in the Units, the “Private Placement Shares”) to its co-sponsors, FSC Sponsor LLC and Celtic Sponsor VII LLC (together, the “Co-Sponsors”), anchor investors (comprised of Eagle Point Credit Management LLC, Greentree Financial Group Inc., Sea Otter Securities Group LLC, Sixth Borough Capital Fund LP (and certain members of its general partner), as used herein, collectively the “anchor investors”) and I-Bankers Securities, Inc. (“I-Bankers”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $5,049,500 to the Company that closed simultaneously with the closing of the IPO (see Note 3). The Company’s Units have been listed on the Nasdaq Global Market (“Nasdaq”).

Transaction costs amounted to $3,312,653 consisting of $2,501,250 in underwriting commissions and $811,403 in additional offering costs, the sum of which includes $332,315 in deferred offering costs which were incurred prior to the IPO closing. In addition, as of December 14, 2021, cash of $554,057 was held outside of the Trust Account (as defined below) and is available for working capital purposes. The cash position as of December 31, 2021 was $365,399 and as of March 31, 2022 is $211,886.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business

Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The shares of Class A common stock will be recorded at redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Co-Sponsors have agreed that they will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account, nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Co-Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Co-Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity and Capital Resources

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. The Company has since completed its IPO at which an amount of $411,372 in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. As of March 31, 2022, the Company had $211,886 in cash outside of the trust account available for working capital needs ($365,399 at December 31, 2021) and $101,059,896 of cash and investment in liquid securities held in trust, which is not available for working capital needs.

Management has since reevaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the unaudited condensed financial statements. One of the Company’s Co-Sponsors has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these unaudited condensed financial statements. Management believes current working capital, and the support from its Co-Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements and therefore substantial doubt has been alleviated.

Based on the foregoing, our management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company had $211,886 in cash as of March 31, 2022 compared to $365,399 as of December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Marketable Investments held in Trust Account

A total of $101,050,500 of the net proceeds from the IPO and the sale of the Private Placement Units was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee.

At March 31, 2022, assets of $101,059,896 ($101,050,971 at December 31, 2021) – including $9,396 of interest earned ($471 at December 31, 2021) – held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, none of which was available for working capital needs.

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

Common Stock Subject to Possible Redemption

All of the 10,005,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2022 and at December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $101,050,500 were presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of March 31, 2022, nor as of December 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022, nor at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the year ended December 31, 2021 as well as for the quarter ended March 31, 2022.

Franchise Tax

Being incorporated in Delaware, the Company is subject to Delaware franchise tax. The calculation of the potential tax liability for the business year 2021, applying the “Authorized Shares Method” as well as the “Assumed Par Value Capital Method” has shown that under both methods the maximum annual tax of $200,000 is reached. Accordingly, the Company has established a provision for franchise tax in the amount of $200,000 as per December 31, 2021. As per March 31, 2022 the Company has increased its provision for franchise tax by $50,000 to a total position of $250,000.

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. In order to determine the net income (loss) attributable to both the Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class B common stock for the period from January 1, 2022, through March 31, 2022, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income per common share:

Earnings per Share calculation
Class B shares outstanding	2,501,250
Class A shares Issued upon IPO	10,883,700

Net Income available to shareholders	$7,056,509

	Class A	Class B
Allocation of Net Income available to ordinary shares	$5,737,857	$1,318,652
Weighted Average Shares outstanding	10,883,700	2,501,250
EPS	$0.527	$0.527

As of March 31, 2022, no Founder Shares are subject to forfeiture and the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

NOTE 3 ─ PUBLIC OFFERING

At the IPO, the Company sold 10,005,000 Units at a purchase price of $10.00 per Unit, which included 1,305,000 Units issued pursuant to the full exercise by the Underwriters of their over-allotment option, generating gross proceeds to the Company of $100,050,000. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), one redeemable warrant, with each warrant exercisable for one share of Class A common stock at a price of $11.50 per share (the “Public Warrants”) and one right to receive one-tenth of one share of Class A common stock upon the consummation of the Company’s initial Business Combination (the “Public Rights”) (see Note 6).

A total of $101,050,500 of the net proceeds from the IPO and the sale of the Private Placement Units was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee.

NOTE 4 ─ RELATED PARTY TRANSACTIONS

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

Private Placement

Concurrently with the closing of the IPO, our Co-Sponsors, anchor investors and I-Bankers purchased an aggregate of 504,950 Private Placement Units, generating gross proceeds of $5,049,500 in aggregate in a private placement. Each Private Placement Unit consists of one share of Class A common stock, one redeemable warrant, exercisable for one share of Class A common stock at a price of $11.50 per share (each, a “Private Placement Warrant”), and one right. Each right underlying the Private Placement Unit (each, a “Private Placement Right”) will entitle the holder to receive one-tenth of one share of Class A common stock at the closing of a Business Combination. The proceeds from the sale of the Private Placement Units have been added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placements Units and all underlying securities will expire worthless.

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

Promissory Notes – Related Party

Our liquidity needs have been satisfied prior to the completion of the IPO through a capital contribution from our initial stockholders of $25,000 for the Founder Shares, and loans of $450,000, comprised of a $200,000 unsecured promissory note from our Co-Sponsor, FSC Sponsor LLC, and a convertible loan of $250,000 from an investor in FSC Sponsor LLC, Emil Assentato, under an unsecured promissory note, of which $250,000 has been drawn upon. The convertible note was issued on July 8, 2020 to Mr. Assentato for the principal amount of $250,000 to cover expenses related to the offering. The note is non-interest bearing and is payable on the date of the initial business combination. At the holder’s discretion, upon maturity, up to $250,000 of the note may be converted into warrants at a price of $1.00 per warrant. These warrants would be identical to the warrants comprising the private placement units. We intend to repay the loan from the proceeds of this offering not being placed in trust upon consummation of this offering.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Co-Sponsors, an affiliate of the Co-Sponsors, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private

Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, no Working Capital Loans were outstanding.

Administrative Services Arrangement

The Company entered into an agreement commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Celtic Asset & Equity Partners, Ltd. a monthly fee of $15,000 up to a maximum of $180,000 in the aggregate for office space, utilities and secretarial, data room and administrative services. The Company has paid such aggregate amount in advance and charged one monthly fee of $15,000 against General & Administrative Expenses in December 2021. Accordingly, three monthly fees of a total amount of $45,000 were charged against General & Administrative Expenses in the first quarter of 2022.

NOTE 5 ─ COMMITMENTS AND CONTINGENCIES

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

NOTE 6 ─ STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

As of March 31, 2022, there were 10,509,950 shares of Class A common stock, which includes 504,950 shares in the private placement, in addition there were 373,750 representative shares, and 2,501,250 shares of Class B common stock issued and outstanding. No changes have incurred since December 31, 2021.

Of the 2,501,250 shares of Class B common stock outstanding, an aggregate of up to 326,250 shares of Class B common stock were subject to forfeiture, to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the initial stockholders do not purchase any Public Shares in the IPO). As a result of the Underwriters’ full exercise of the over-allotment option on March 31, 2022, no share of Class B common stock is subject to forfeiture.

As of March 31, 2022, no share of Preferred Stock was issued or outstanding. The designations, voting and other rights and preferences of the Preferred Stock may be determined from time to time by the Company’s board of directors.

Rights

As of March 31, 2022, there were 10,005,000 Public Rights and 504,950 Private Placement Rights outstanding, respectively.

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

Public Warrants and Private Placement Warrants

As of March 31, 2022, there were 10,005,000 Public Warrants and 504,950 Private Placement Warrants outstanding, respectively.

Each warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination) or 30 days after the completion of our initial business combination. The warrants will expire five years after the completion of our initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

We will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable and we will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will we be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants. However, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, we may call the warrants for redemption (excluding the private placement warrants but including any outstanding representative’s warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption to the warrant holders.

If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering.

We have established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and we issue a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued. If we call the warrants for redemption as described above, our management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.”

Private Placement Warrants

Except as described below, the Private Placement Warrants have terms and provisions that are identical to those of our Public Warrants, including as to exercise price, exercisability and exercise period. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination (except, among other limited exceptions, to our officers and directors and certain other permitted transferees) and they will not be redeemable by us so long as they are held by our Co-Sponsors, anchor investors, I-Bankers or any of their permitted transferees. Our Co-Sponsors, anchor investors, I-Bankers, and any of their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than our Co-Sponsors, anchor investors, I-Bankers or any of their permitted transferees, the Private Placement Warrants s will be redeemable by us and exercisable by the holders on the same basis as our Public Warrants.

If holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that we have agreed that these warrants will be exercisable on a cashless basis so long as they are held by our Co-Sponsors, the underwriters or their permitted transferees is because it is not known at this time whether they will be affiliated with us following an initial business combination. If they remain affiliated with us, their ability to sell our securities in the open market will be significantly limited. We expect to have policies in place that prohibit insiders from selling our securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell our securities, an insider cannot trade in our securities if he or she is in possession of material non-public information. Accordingly, unlike public stockholders who could sell the shares of Class A common stock issuable upon exercise of the warrants freely in the open market, the insiders could be significantly restricted from doing so. As a result, we believe that allowing the holders to exercise such warrants on a cashless basis is appropriate.

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

At March 31, 2022, the fair value of Representative Warrants was estimated to be approximately $14,474 (or approximately $0.02 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative Warrants granted to the Underwriters were estimated as of the date of grant using the following assumptions: (1) expected volatility of 20.56%, (2) risk-free interest rate of 2.42%, (3) expected life of 4.71 years and (4) probability of a successful Business Combination of 60%. The Representative Warrants and the shares of Class A common stock underlying Representative Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up immediately following December 14, 2021 pursuant to FINRA Rule 5110(e)(1). The Representative Warrants grants to holders demand and “piggy back” rights for periods of five and seven years from December 14, 2021. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the Representative Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price.

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

NOTE 7 – RECURRING FAIR VALUE MEASUREMENTS

At March 31, 2022, the Company’s warrant liability was valued at $1,806,615. Compared to the valuation at the December 31, 2021, this represents a liability decrease of $7,532,886. Under the guidance in ASC 815-40, the Public Warrants, the Private Placement Warrants and the Representative Warrants do not meet the criteria for equity treatment. As such, the Public Warrants, the Private Warrants and the Representative Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs associated with the warrant liabilities are expensed, and offering costs associated with the Class A ordinary shares are charged to stockholders’ equity. Offering costs are charged to shareholder’s equity or the statement of operations based on the relative value of the Public Warrants and the Private Warrants to the proceeds received from the Units sold upon the completion of the IPO.

Accordingly, upon completion of the proposed Public Offering, offering costs allocated to derivative warrant liabilities of $331,424 were expensed as incurred in the statement of operations. On December 14, 2021, the total offering costs added up to $3,312,653 and consisted of $2,501,250 in underwriting fees, and $811,403 of actual offering costs. Therefore, an amount of $2,984,229 was allocated to the public shares and charged against equity, together with $11,356,592 included in accumulated deficit as an allocation for the Public Warrants, the Private Warrants and the Representative Warrants classified as liabilities; $4,077,400 were included in additional paid-in capital in connection with the Class A ordinary shares and with additional $1,387,823 of other accumulated profit, all together adds up to an accumulated deficit (including reclassifications) of $8,872,598 as per December 31, 2021. With the separate trading of the Public Warrants as from January 10, 2022 and the respective shift from Level 3 to Level 1 a substantial reduction of the Deferred warrant liability by $7,532,886 took place and the accumulated deficit (including reclassifications of negative paid in capital) was reduced to $1,816,089 as per March 31, 2022.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	March 31, 2022	Level 1	Level 2	Level 3
Assets:
Marketable investments in Trust Account	$101,059,896	$101,059,896	—	—
Warrant Liabilities:
Private Placement Warrants	$85,736	—	—	$85,736
Public Warrants	$1,706,405	$1,706,405
Representative Warrants	$14,474	—		$14,474

The Company utilizes the Black-Scholes Option pricing model to value the Private Placement Warrants and the Representative Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Warrant liability is determined using Level 3 inputs. With respect to the Public Warrants, a shift from Level 3 classification (at December 31, 2021) to Level 1 (at March 31, 2022) has happened, triggered by the commencement of separate trading of the warrants as from January 10, 2022.

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	at March 31, 2022	at December 31, 2021
Stock Price	$9.91	$9.41
Exercise (Strike) Price (K)	$11.50	$11.50
Redemption Trigger Price	$18.00	$18.00
Term (years)	6.21	6.46
Risk Free Rate	2.42%	1.27%
Volatility	2.80%	17.22%
Probability Factor	60%	70%
Fair Value 1 Private Warrant	$0.17	$0.84

At March 31, 2022 the fair value of a Private warrant was $0.17.

The aforementioned Public Warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which the change in valuation technique or methodology occurs.

On January 10, 2022 the Units issued in the Public Offering were split and the Shares, Warrants and Rights started to trade separately. With an observable market quote in an active market the Public Warrants transferred from Level 3 to Level 1 classification in the period ended March 31, 2022.

At March 31, 2022 the market price and accordingly the fair value of a Public warrant was $0.17.

The aforementioned Representative Warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which the change in valuation technique or methodology occurs.

The following table provides quantitative information regarding Level 3 fair value measurements:

	at March 31, 2022	at December 31, 2021
Stock Price	$9.91	$9.41
Exercise Price	$12.00	$12.00
Redemption Trigger Price	$18.00	$18.00
Term (years)	4.71	4.96
Risk Free Rate	2.42%	1.27%
Volatility	2.80%	17.22%
Probability Factor	60%	70%
Fair Value 1 Representative Warrant	$0.02	$0.57

At March 31, 2022, the fair value of a Representative Warrant was $0.02.

NOTE 8 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated in this Quarterly Report on Form 10-Q, or unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “company” or “our company” are to Financial Strategies Acquisition Corp;
●	“management” or our “management team” are to our directors and officers;
●	our “co-sponsors” are to FSC Sponsor LLC, a Delaware limited liability company, and Celtic Sponsor VII LLC, a Delaware limited liability company and an affiliate of Celtic Asset & Equity Partners, Ltd.;
●	our “advisor” are to Celtic Asset & Equity Partners, Ltd.;
●	our “anchor investors” are to Greentree Financial Group Inc., Sea Otter Securities Group LLC, Sixth Borough Capital Fund LP (and certain members of its general partner), and certain accounts managed by Eagle Point Credit Management LLC;
●	our “common stock” are to our Class A common stock, par value $0.0001 per share and our Class B common stock, par value $0.0001 per share, collectively;
●	our “founder shares” are to shares of our Class B common stock initially purchased by our initial stockholders in a private placement prior to the initial public offering of our units (the “Initial Public Offering”), and the shares of our Class A common stock issuable upon the conversion thereof;
●	our “initial stockholders” are to our co-sponsors, anchor investors, Celtic Asset & Equity Partners, Ltd., Caliente Management L.L.C., Frio Investment, L.L.C., and any other holders of our founder shares prior to the Initial Public Offering (or their permitted transferees);
●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters of the Initial Public Offering;
●	“private placement units” are to the units issued to our co-sponsors, anchor investors and I-Bankers in a private placement that closed simultaneously with the closing of the Initial Public Offering (the “Private Placement”), each private placement unit consisting of one private placement share, one private placement right and one private placement warrant;
●	“private placement rights” are to the rights included within the private placement units sold in the Private Placement;
●	“private placement shares” are to the shares of our common stock included within the private placement units sold in the Private Placement;
●	“private placement warrants” are to the warrants included within the private placement units sold in the Private Placement;
●	“public rights” are to the rights sold as part of the units in the Initial Public Offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in the Initial Public Offering;
●	“public warrants” are to our redeemable warrants sold as part of the units in the Initial Public Offering, to the private placement warrants if held by third parties other than one of our co-sponsors, anchor investors or the underwriters (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial stockholders, anchor investors, or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;
●	“representative’s shares” are to the 373,750 shares of our Class A common stock issued to the representative of the underwriters and/or its designees upon the closing of the Initial Public Offering;

●	“representative’s warrants” are to the warrants, exercisable for 800,400 shares of Class A common stock, issued to the representative of the underwriters and/or its designees upon the closing of the Initial Public Offering;
●	“public stockholders” are to the holders of our public shares. References to “rights” are to the rights, which includes the public rights as well as the private placement rights;
●	“rights” are to the rights, which includes the public rights as well as the private placement rights;
●	“warrants” are to our warrants, which includes the public warrants as well as the private placement warrants and representative’s warrants; and
●	the “trust account” are to a trust account in the United States established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, into which $101,050,500 in proceeds from the Initial Public Offering and the Private Placement were placed.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes related thereto in “PART I. Financial Information” of this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “PART II. Other Information, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

On December 14, 2021, we completed our initial public offering of 10,005,000 public units, including the exercise in full of the underwriters’ option to purchase an additional 1,305,000 public units to cover over-allotments (the “Initial Public Offering”). On December 14, 2021, our co-sponsors, anchor investors and I-Bankers purchased 504,950 private placement units in a private placement (the “Private Placement”) at a price of $10.00 per private placement unit, generating gross proceeds of $5,049,500. An aggregate of $100,050,000 in gross proceeds has been generated from the Initial Public Offering.

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2022, we had $211,886 in cash ($365,399 at December 31,2021), $632,853 in prepayments ($826,027 at December 31, 2021) and $144,255 in accounts payable ($44,515 at December 31, 2021). We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We did not commence operations until after the closing of our Initial Public Offering in December 2021, and we have not engaged in any significant operations, nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and we expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. For the three months ended March 31, 2022, we had an operating loss of $483,428, consisting mainly of legal and consulting fees, franchise tax payments, directors and officers liability insurance premiums and administrative expenses. Such operating loss has been offset by interest earned on marketable securities held in the trust account of $8,925 and by a reduction of the derivative warrant liability of $7,532,886, triggered by the shift of the public warrants from Level 3 classification to Level 1 classification.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2022, we had $211,886 in cash. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through a capital contribution from our initial stockholders of $25,000 for founder shares and loans of $450,000, comprised of a $200,000 unsecured promissory note from our co-sponsor, FSC Sponsor LLC, of which $200,000 has been drawn upon, and a convertible loan of $250,000 from an investor in FSC Sponsor LLC under an unsecured promissory note, of which $250,000 has been drawn upon.

Net proceeds from (i) the sale of the units in our Initial Public Offering, after deducting offering expenses of approximately $811,403 ($332,315 of which have been prepaid with the proceeds from the promissory notes), underwriting discounts and commissions of $2,501,250, and (ii) the private sale of the private placement units for a purchase price of $10.00 and (iii) the sale of representative shares to the Underwriters, were $102,122,900. Of this amount, $101,050,500 is being held in the trust account. After payment of $661,028 for directors and officers liability insurance, the remaining amount of $411,372 was released to the Company’s current account. The proceeds held in the trust account have been or will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

As of March 31, 2022, we held $211,886 outside the trust account. We expect to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

As of March 31, 2022, we had working capital of $431,468. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our co-sponsors or an affiliate of our co-sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts.

Based on the current assessment of future working capital needs, one of the Company’s sponsors has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these unaudited condensed financial statements.

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

Our primary liquidity requirements as of March 31, 2022 include approximately $250,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $50,000 for Nasdaq continued listing fees; and approximately $20,000 for working capital that will be used for miscellaneous expenses and reserves (including taxes net of anticipated interest income).

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

We cannot exclude the possibility that we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, 10,005,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed with the objective of ensuring that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, under the supervision and with the participation of our current principal executive officer and our current principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

As of March 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding currently pending against us, any of our management team in their capacity as such or against any of our property, and we and our management team have not been subject to any such proceeding.

Item 1A. Risk Factors

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Other than above, there have been no material changes to the risk factors as identified in our Annual Report on Form 10-K, filed on March 31, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

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

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the overallotment option, we sold 504,950 private placement units at a price of $10.00 per private placement unit to our co-sponsors, anchor investors and I-Bankers in the Private Placement, generating gross proceeds of $5,049,500. Each private placement unit consists of one private placement share, one redeemable private placement warrant to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, and one private placement right to receive one-tenth (1/10) of one share of common stock upon the consummation by the Company of an initial business combination. The private placement warrants are substantially similar to the public warrants, except that the private placement warrants, so long as they are held by our co-sponsors, initial stockholders or their permitted transferees, (i) will not be redeemable by us, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The private placement units were issued pursuant to Section 4(a)(2) of the Securities Act, as the transactions did not involve a public offering.

The net proceeds from the Initial Public Offering, together with certain of the proceeds from the Private Placement, $101,050,500 in the aggregate, were placed in the trust account. Except for the withdrawal from interest earned the proceeds in the trust account to fund taxes payable and up to $100,000 to pay dissolution expenses, or upon the redemption by public stockholders of common stock in connection with certain amendments to our amended and restated certificate of incorporation, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination or the redemption of 100% of the public shares and issued by us in the Initial Public Offering if we are unable to consummate an initial business combination within 12 months (or, if extended by resolution of our board of directors, up to 18 months) from the closing of the Initial Public Offering. The proceeds held in the trust account will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021).

3.2	By Laws (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Financial Strategies Acquisition Corp.

Date: May 16, 2022	By:	/s/ Jeffrey Peel
Name: Jeffrey Peel
Title: Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Horst Rzepka
Name: Horst Rzepka
Title: Chief Financial Officer (Principal Financial and Accounting Officer)