Form 10-Q
period 2022-06-30
Financial Strategies Acquisition Corp.
filed 2022-08-17
CIK 1817565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 10,883,700 shares of Class A common stock, par value $0.0001 per share and 2,501,250 shares of Class B common stock, par value $0.0001 per share of the registrant issued and outstanding.

FINANCIAL STRATEGIES ACQUISITION CORP.

FORM 10-Q

Quarterly report for the period ended June 30, 2022

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022
	(Unaudited)	December 31, 2021
(Amounts in USD)
ASSETS
Current Assets
Cash	$1,433	$365,399
Prepaid Expenses	407,720	826,027
Total Current Assets	409,153	1,191,426
Marketable investments held in Trust Account	101,188,246	101,050,971
TOTAL ASSETS	$101,597,399	$102,242,397

LIABILITIES & SHAREHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$72,962	$74,515
Tax Provisions	328,969	200,141
Total Current Liabilities	401,931	274,656
Non-current Liabilities
Promissory notes	450,000	450,000
Derivative warrant liabilities	881,480	9,339,501
Total Non-Current Liabilities	1,331,480	9,789,501
Total Liabilities	1,733,411	10,064,157
Commitments & Contingencies
Temporary Equity:
Class A common stock subject to redemption, 10,005,000 shares at $10.10 per share	101,050,500	101,050,500
Shareholder’s Equity
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, shares issued and outstanding: 504,950	51	51
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: 2,501,250	250	250
Representative shares, 373,750 shares issued and outstanding	37	37
Additional paid in Capital and Reclassifications	(10,260,421)	(10,260,421)
Accumulated Profit /(Deficit)	9,073,571	1,387,823
Total Shareholder’s Equity (Deficit)	(1,186,512)	(8,872,260)
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)	$101,597,399	$102,242,397

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months	For the three months	For the six months	For the six months
	ended June 30, 2022	ended June 30, 2021	ended June 30, 2022	ended June 30, 2021
(Amounts in USD)
General & Administrative expenses	$397,292	$—	$880,720	$—
Operating Loss	(397,292)	—	(880,720)	—
Interest on marketable investments held in Trust Account	128,350	—	137,275	—
Change in fair value of Warrant Liabilities	925,135	—	8,458,021	—
Income before Income Tax	656,193	—	7,714,576	—
Tax on Interest income	(26,953)	—	(28,827)	—
Net Income	$629,240	$—	$7,685,749	$—

Basic and diluted Earnings/(Loss) per share
Class A common stock	$0.047	$—	$0.574	$—
Class B common stock	$0.047	$—	$0.574	$—
Weighted average common shares outstanding
Class A common stock	10,883,700	—	10,883,700	—
Class B common stock	2,501,250	2,501,250	2,501,250	2,501,250

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY/(DEFICIT)

(UNAUDITED)

						Retained	Total
					Additional	Earnings	Shareholder’s
	Common Stock Class A		Common Stock Class B		paid in	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
(Amounts in USD)
Balance - December 31, 2021	10,883,700	$88	2,501,250	$250	$0.0	$(8,872,598)	$(8,872,260)

Net Income / (Loss)	—	—	—	—	—	7,056,509	7,056,509

Balance - March 31, 2022	10,883,700	$88	2,501,250	$250	$0.0	$(1,816,089)	$(1,815,751)

Net Income / (Loss)	—	—	—	—	—	629,240	629,240

Balance - June 30, 2022	10,883,700	$88	2,501,250	$250	$0.0	$(1,186,850)	$(1,186,512)

Balance - December 31, 2020	—	$—	2,501,250	$250	$24,750	$(5,000)	$20,000

Net Income / (Loss)	—	—	—	—	—	—	—

Balance - March 31, 2021	—	$—	2,501,250	$250	$24,750	$(5,000)	$20,000

Net Income / (Loss)	—	—	—	—	—	—	—

Balance - June 30, 2021	—	$—	2,501,250	$250	$24,750	$(5,000)	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended	For the six months ended
	June 30, 2022	June 30, 2021
(Amounts in USD)
Cash Flows from Operating Activities
Net Income	$7,685,749	$—
Adjustments to reconcile net income to net cash used in operating activities:
Change in Prepaid Expenses	418,307	—
Changes in Accounts Payable and Accrued Liabilities	(1,553)	—
Changes in Tax Provisions	128,827	—
Add-back of interest earned in Trust Account	(137,275)	—
Change in fair value of Warrant Liabilities	(8,458,021)	—
Net Cash used in Operating activities	(363,966)	—

Cash Flows from Financing Activities
Proceeds from short term loan	—	5,000
Payment of Offering Cost	—	(68,755)
Net Cash used in Financing activities	—	(63,755)

Net decrease in Cash	$(363,966)	$(63,755)
Cash at beginning of period	$365,399	$296,500
Cash at end of period	$1,433	$232,745

The accompanying notes are an integral part of the unaudited condensed financial statements.

Notes to the Condensed Financial Statements (Unaudited)

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

Financial Strategies Acquisition Corp. (the “Company”) is a blank check company incorporated on July 1, 2020, under the laws of the State of Delaware for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). We may pursue an initial business combination target in any stage of its corporate evolution or in any industry, sector or geographic region.

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

Transaction costs amounted to $3,312,653 consisting of $2,501,250 in underwriting commissions and $811,403 in additional offering costs, the sum of which includes $332,315 in deferred offering costs which were incurred prior to the IPO closing. In addition, as of December 14, 2021, cash of $554,057 was held outside of the Trust Account (as defined below) and available for working capital purposes. We held cash outside of the Trust Account of $365,399 at December 31, 2021 and $1,433 as of June 30, 2022.

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

The Co-Sponsors, initial stockholders and I-Bankers have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares or Public Shares held by them in connection with the completion of an initial Business Combination, (B) to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (x) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete an initial Business Combination within the Combination Period (as defined below) or (y) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.

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

Liquidity and Capital Resources

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. The Company has since completed its IPO, in which an amount of $411,372 in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. As of June 30, 2022, the Company had $1,433 in cash outside of the Trust Account available for working capital needs ($365,399 at December 31, 2021; $211,886 at March 31, 2022 respectively) and $101,188,246 of cash and investment in liquid securities held in trust, which is not available for working capital needs.

On August 17, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Greg Gaylor, as trustee of the William C Gaylor and Dorothy J Gaylor Rev. Trust (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Company sold to the Purchaser, for an aggregate purchase price of $200,000, a promissory note in the aggregate principal amount of $200,000, 20,000 shares of Class A common stock and warrants to purchase 2,000 shares of Class A common stock, and the Purchaser committed to purchase upon the same terms at the request of the Company up to $150,000 of additional securities, consisting of an additional promissory note in the aggregate principal amount of up to $150,000, an additional 15,000 shares of Class A common stock and warrants to purchase up to 1,500 shares of Class A common stock.

Based on the foregoing, our management believes that the Company will have sufficient working capital and liquidity to meet its needs through the consummation of a Business Combination. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act and modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company had $1,433 in cash as of June 30, 2022 compared to $365,399 as of December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Marketable Investments held in Trust Account

A total of $101,050,500 of the net proceeds from the IPO and the sale of the Private Placement Units was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee.

At June 30, 2022, assets of $101,188,246 ($101,050,971 at December 31, 2021) – including $137,746 of interest earned ($471 at December 31, 2021) – held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, none of which was available for working capital needs.

Offering Costs Associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the IPO that were directly related to the IPO. The Company incurred offering costs amounting to $3,312,653 as a result of the IPO, consisting of $2,501,250 in underwriting commissions and $811,403 in additional offering costs. As of December 31, 2021, $2,981,229 of the aggregate offering costs have been charged to shareholders’ equity and the remaining amount of $331,424 was expensed.

Common Stock Subject to Possible Redemption

All of the 10,005,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with Accounting Standards Codification 480-10-S99-3A, “Classification and Measurement of Redeemable Securities,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2022 and at December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $101,050,500 were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

Business Combination Marketing Fee

Pursuant to the business combination marketing agreement, the Company has engaged I-Bankers as an advisor in connection with the Business Combination and will pay I-Bankers a cash fee for marketing services upon the consummation of the Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including any proceeds from the full or partial exercise of the underwriters’ over-allotment option.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of June 30, 2022, nor as of December 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022, nor at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the year ended December 31, 2021. As of June 30, 2022, the Company has established a provision for income taxes in the amount of $28,969.

Franchise Tax

Being incorporated in Delaware, the Company is subject to Delaware franchise tax. The calculation of the potential tax liability for the business year 2021, applying the “Authorized Shares Method” as well as the “Assumed Par Value Capital Method,” has shown that under both methods the maximum annual tax of $200,000 is reached. Accordingly, the Company has established a provision for franchise tax in the amount of $200,000 as per December 31, 2021. As of June 30, 2022 the Company has increased its provision for franchise tax to a total position of $300,000.

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

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”). The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this Update also require additional disclosures for equity securities subject to contractual sale restrictions. The provisions in this Update are effective for fiscal years beginning after December 15, 2023, for public business entities. Early adoption is permitted. The Company does not expect to early adopt this ASU. The Company is currently evaluating the impact of adopting this guidance on the balance sheets, results of operations and cash flows.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. In order to determine the net income (loss) attributable to both the Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class B common stock for the period from January 1, 2022, through June 30, 2022, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income per common share:

	Three month ended	Six month ended
	June 30, 2022	June 30, 2022
Earnings per Share calculation
Class B shares outstanding	2,501,250	2,501,250
Class A shares Issued upon IPO	10,883,700	10,883,700

Net Income available to stockholders	$629,240	$7,685,749

	Class A	Class B	Class A	Class B
Allocation of Net Income available to ordinary shares	$511,654	$117,586	$6,249,511	$1,436,238
Weighted Average Shares outstanding	10,883,700	2,501,250	10,883,700	2,501,250
EPS	$0.047	$0.047	$0.574	$0.574

As of June 30, 2022, no Founder Shares are subject to forfeiture and the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

NOTE 4 ─ RELATED PARTY TRANSACTIONS

Founder Shares

On October 23, 2020, our Co-Sponsor, FSC Sponsor LLC, acquired 2,371,875 shares of the Company’s Class B common stock (the “Founder Shares”), and Celtic Asset & Equity Partners, Ltd. acquired 503,125 Founder Shares, in exchange for an aggregate capital contribution of $25,000, at a purchase price of approximately $0.001 per share, in connection with our organization. On December 9, 2021, FSC Sponsor transferred and assigned an aggregate of 1,310,038 Founder Shares amongst certain of our initial stockholder, including Celtic Sponsor VII LLC, Caliente Management, LLC, Frio Investments, LLC, Celtic Asset & Equity Partners, Ltd., and each of the anchor investors.

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

Promissory Notes – Related Party

Our liquidity needs have been satisfied prior to the completion of the IPO through a capital contribution from our initial stockholders of $25,000 for the Founder Shares and loans of $450,000, comprised of a $200,000 unsecured promissory note from our Co-Sponsor, FSC Sponsor LLC, and a convertible loan of $250,000 from an investor in FSC Sponsor LLC, Emil Assentato, under an unsecured promissory note, of which $250,000 has been drawn upon. The convertible note was issued on July 8, 2020 to Mr. Assentato for the principal amount of $250,000 to cover expenses related to the offering. The note is non-interest bearing and is payable on the date of the initial business combination. At the holder’s discretion, upon maturity, up to $250,000 of the note may be converted into warrants at a price of $1.00 per warrant. These warrants would be identical to the warrants comprising the Private Placement Units. On August 17, 2022, the Company entered into the Securities Purchase Agreement, pursuant to which the Company agreed to issue a promissory note in the aggregate principal amount of $200,000, 20,000 shares of Class A common stock and warrants to purchase 2,000 shares of common stock to  the Purchaser for an aggregate purchase price of $200,000. The promissory note bears interest at the rate of 10% per annum, and the warrants issued are identical to the private warrants issued as part of the Private Placement Units. We intend to repay these loans of the proceeds of the Trust Account released to the Company upon successful consumption of the business combination.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Co-Sponsors, an affiliate of the Co-Sponsors, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Neither as of June 30, 2022, nor as of December 31, 2021, any Working Capital Loans were outstanding.

Administrative Services Arrangement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Celtic Asset & Equity Partners, Ltd. a monthly fee of $15,000, up to a maximum of $180,000 in the aggregate, for office space, utilities and secretarial, data room and administrative services. The Company has paid such aggregate amount in advance and charged one monthly fee of $15,000 against General & Administrative Expenses in December 2021. Accordingly, six monthly fees of a total amount of $90,000 were charged against General & Administrative Expenses in the six months ended June 30, 2022.

NOTE 5 ─ COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, the Private Placement Units (and their underlying securities), the Representative Shares, the Representative Warrants (and their underlying securities) and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company had granted the Underwriters a 30-day option from the date of IPO to purchase up to 1,305,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

Simultaneously with the closing of the IPO, the Underwriters exercised the over-allotment option in full. As such, the Underwriters were paid an underwriting discount and commission of $0.25 per Unit, or $2,501,250 in the aggregate, payable upon the closing of the IPO, and I-Bankers was entitled to a business combination marketing fee of $3,501,750 in the aggregate, which is held in the Trust Account and payable upon completion of the Business Combination.

NOTE 6 ─ SHAREHOLDERS’ EQUITY

The Company is authorized to issue a total of 111,000,000 shares, par value of $0.0001 per share, consisting of (a) 110,000,000 shares of common stock, including (i) 100,000,000 shares of Class A common stock, and (ii) 10,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”).

As of June 30, 2022, there were 10,883,700 shares of Class A common stock issued and outstanding, which includes 504,950 shares issued in the private placement and 373,750 representative shares, and 2,501,250 shares of Class B common stock issued and outstanding. No changes have incurred since December 31, 2021. Pursuant to the Securities Purchase Agreement, we will issue an additional 20,000 shares of Class A common stock, and have the option to sell to the Purchaser an additional 15,000 shares of Class A common stock.

Of the 2,501,250 shares of Class B common stock outstanding, an aggregate of up to 326,250 shares of Class B common stock were subject to forfeiture, to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the initial stockholders did not purchase any Public Shares in the IPO). As a result of the Underwriters’ full exercise of the over-allotment option, as of June 30, 2022, no share of Class B common stock was subject to forfeiture.

As of June 30, 2022, no share of preferred stock was issued or outstanding. The designations, voting and other rights and preferences of the preferred stock may be determined from time to time by the Company’s board of directors.

Rights

As of June 30, 2022, there were 10,005,000 Public Rights and 504,950 Private Placement Rights outstanding, respectively.

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

Public Warrants and Private Placement Warrants

As of June 30, 2022, there were 10,005,000 Public Warrants and 504,950 Private Placement Warrants outstanding, respectively. Pursuant to the Securities Purchase Agreement, we will issue an additional 2,000 Private Placement Warrants, and have the option to sell to the Purchaser an additional 1,500 Private Placement Warrants.

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

We will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable and we will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless the Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will we be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

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

Once the warrants become exercisable, we may call the warrants for redemption (excluding the Private Placement Warrants but including any outstanding Representative Warrants):

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

Private Placement Warrants

Except as described below, the Private Placement Warrants have terms and provisions that are identical to those of our Public Warrants, including as to exercise price, exercisability and exercise period. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination (except, among other limited exceptions, to our officers and directors and certain other permitted transferees) and they will not be redeemable by us so long as they are held by our Co-Sponsors, anchor investors, I-Bankers or any of their permitted transferees. Our Co-Sponsors, anchor investors, I-Bankers, and any of their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than our Co-Sponsors, anchor investors, I-Bankers or any of their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as our Public Warrants.

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

Representative Warrants and Representative Shares

Upon the closing of the IPO, the Company issued to the Underwriters Representative Warrants exercisable for 800,400 shares of the Company’s Class A common stock, the exercise price of which will be $12.00 per share, and 373,750 Representative Shares. The Representative Warrants may be exercised during the period commencing on the later of the first anniversary of the registration’s effective date of December 9, 2022 and the closing of the Company’s initial Business Combination, and ending on the fifth anniversary of the commencement of the offering on December 9, 2026. The Company accounted for these 800,400 Representative Warrants as derivative warrant liability, resulting in a charge directly to shareholders’ equity.

At June 30, 2022, the fair value of Representative Warrants was estimated to be approximately $15,974 (or approximately $0.02 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative Warrants granted to the Underwriters were estimated as of June 30, 2022, using the following assumptions: (1) implied volatility of 2.11%, (2) risk-free interest rate of 3.01%, (3) expected life of 4.46 years and (4) probability of a successful Business Combination of 70%. The Representative Warrants and the shares of Class A common stock underlying Representative Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up immediately following December 14, 2021, pursuant to FINRA Rule 5110(e)(1). The Representative Warrants grants to holders demand and “piggy back” rights for periods of five and seven years from December 14, 2021. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the Representative Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price.

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

NOTE 7 – RECURRING FAIR VALUE MEASUREMENTS

At June 30, 2022, the Company’s warrant liability was valued at $881,480. Compared to the valuation at the December 31, 2021, this represents a liability decrease of $8,458,021. Under the guidance in ASC 815-40, the Public Warrants, the Private Placement Warrants and the Representative Warrants do not meet the criteria for equity treatment. As such, the Public Warrants, the Private Warrants and the Representative Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs associated with the warrant liabilities are expensed, and offering costs associated with the shares of Class A common stock are charged to shareholders’ equity. Offering costs are charged to shareholder’s equity or the statement of operations based on the relative value of the Public Warrants and the Private Warrants to the proceeds received from the Units sold upon the completion of the IPO.

Accordingly, upon completion of the proposed Public Offering, offering costs allocated to derivative warrant liabilities of $331,424 were expensed as incurred in the statement of operations. On December 14, 2021, the total offering costs added up to $3,312,653 and consisted of $2,501,250 in underwriting fees and $811,403 of actual offering costs. Therefore, an amount of $2,984,229 was allocated to the Public Shares and charged against equity, together with $11,356,592 included in accumulated deficit as an allocation for the Public Warrants, the Private Warrants and the Representative Warrants classified as liabilities; $4,077,400 were included in additional paid-in capital in connection with the shares of Class A common stock and with additional $1,387,823 of other accumulated profit, all together adds up to an accumulated deficit (including reclassifications) of $8,872,598 as per December 31, 2021. With the separate trading of the Public Warrants as from January 10, 2022 and the respective shift from Level 3 to Level 1, a substantial reduction of the deferred warrant liability by $8,458,021 took place and the accumulated deficit (including reclassifications of negative paid in capital) was reduced to $1,186,850 as per June 30, 2022.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	June 30, 2022	Level 1	Level 2	Level 3
Assets:
Marketable investments in Trust Account	$101,188,246	$101,188,246	—	—
Warrant Liabilities:
Private Placement Warrants	$41,406	—	—	$41,406
Public Warrants	$824,100	$824,100
Representative Warrants	$15,974	—	—	$15,974

The Company utilizes the Black-Scholes Option pricing model to value the Private Placement Warrants and the Representative Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Warrant liability is determined using Level 3 inputs. With respect to the Public Warrants, a shift from Level 3 classification (at December 31, 2021) to Level 1 (at June 30, 2022) has happened, triggered by the commencement of separate trading of the warrants as from January 10, 2022.

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

Due to the current market conditions for special purpose acquisition companies, the observable market price for the Public Warrants as of June 30, 2022 was below what an option pricing model would return even with negligible volatility (> 0.001%) input. As a consequence, we have concluded that as of June 30, 2022, the fair value for the Private Placement Warrants is equal to the market price of the Public Warrants.

At June 30, 2022 in accordance with the market price of a Public Warrant, the fair value of a Private Warrant was $0.082.

The aforementioned Public Warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which the change in valuation technique or methodology occurs.

On January 10, 2022 the Units issued in the Public Offering were split and the Public Shares, Public Warrants and Public Rights started to trade separately. With an observable market quote in an active market the Public Warrants transferred from Level 3 to Level 1 classification in the period ended June 30, 2022.

At June 30, 2022 the market price and accordingly the fair value of a Public Warrant was $0.082.

The aforementioned Representative Warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which the change in valuation technique or methodology occurs.

The following table provides quantitative information regarding Level 3 fair value measurements:

	at June 30, 2022	at December 31, 2021
Stock Price	$9.97	$9.41
Exercise Price	$12.00	$12.00
Redemption Trigger Price	$18.00	$18.00
Term (years)	4.46	4.96
Risk Free Rate	3.01%	1.27%
Volatility	2.11%	17.22%
Probability Factor	70%	70%
Fair Value 1 Representative Warrant	$0.02	$0.57

At June 30, 2022, the fair value of a Representative Warrant was $0.02.

NOTE 8 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On August 17, 2022, the Company entered into the Securities Purchase Agreement pursuant to which the Company established an equity line of credit, of which the Company has drawn $200,000 and may draw an additional $150,000. Pursuant to the Securities Purchase Agreement, the Company agreed to sell to the Purchaser a promissory note in the aggregate principal amount of $200,000, 20,000 shares of Class A common stock and warrants to purchase 2,000 shares of common stock, for an aggregate purchase price of $200,000, and the Purchaser committed to enter into an additional promissory note in the aggregate principal amount of up to $150,000, an additional 15,000 shares of Class A common stock and warrants to purchase up to 1,500 shares of common stock, for an aggregate purchase price of up to $150,000.

The promissory note bears interest at the rate of 10% per annum, and the warrants issued are identical to the private warrants issued as part of the Private Placement Units.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated in this Quarterly Report on Form 10-Q, or unless the context otherwise requires, references to:

●	“we,” “us,” “our,” “company” or “our company” are to Financial Strategies Acquisition Corp;
●	“management” or our “management team” are to our directors and officers;
●	our “co-sponsors” are to FSC Sponsor LLC, a Delaware limited liability company, and Celtic Sponsor VII LLC, a Delaware limited liability company and an affiliate of Celtic Asset & Equity Partners, Ltd.;
●	our “advisor” are to Celtic Asset & Equity Partners, Ltd.;
●	our “anchor investors” are to Greentree Financial Group Inc., Sea Otter Securities Group LLC, Sixth Borough Capital Fund LP (and certain members of its general partner), and certain accounts managed by Eagle Point Credit Management LLC;
●	our “common stock” are to our Class A common stock, par value $0.0001 per share and our Class B common stock, par value $0.0001 per share, collectively;
●	our “founder shares” are to shares of our Class B common stock initially purchased by our initial stockholders in a private placement prior to the initial public offering of our units (the “Initial Public Offering”), and the shares of our Class A common stock issuable upon the conversion thereof;
●	our “initial stockholders” are to our co-sponsors, anchor investors, Celtic Asset & Equity Partners, Ltd., Caliente Management L.L.C., Frio Investment, L.L.C., and any other holders of our founder shares prior to the Initial Public Offering (or their permitted transferees);
●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters of the Initial Public Offering;
●	“private placement units” are to the units issued to our co-sponsors, anchor investors and I-Bankers in a private placement that closed simultaneously with the closing of the Initial Public Offering (the “Private Placement”), each private placement unit consisting of one private placement share, one private placement right and one private placement warrant;
●	“private placement rights” are to the rights included within the private placement units sold in the Private Placement;
●	“private placement shares” are to the shares of our common stock included within the private placement units sold in the Private Placement;
●	“private placement warrants” are to the warrants included within the private placement units sold in the Private Placement;
●	“public rights” are to the rights sold as part of the units in the Initial Public Offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in the Initial Public Offering;
●	“public stockholders” are to the holders of our public shares;
●	“public warrants” are to our redeemable warrants sold as part of the units in the Initial Public Offering, to the private placement warrants if held by third parties other than one of our co-sponsors, anchor investors or the underwriters (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial stockholders, anchor investors, or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“representative’s shares” are to the 373,750 shares of our Class A common stock issued to the representative of the underwriters and/or its designees upon the closing of the Initial Public Offering;
●	“representative’s warrants” are to the warrants, exercisable for 800,400 shares of Class A common stock, issued to the representative of the underwriters and/or its designees upon the closing of the Initial Public Offering;
●	“rights” are to the rights, which includes the public rights as well as the private placement rights;
●	“warrants” are to our warrants, which includes the public warrants as well as the private placement warrants and representative’s warrants; and
●	the “trust account” are to a trust account in the United States established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, into which $101,050,500 in proceeds from the Initial Public Offering and the Private Placement were placed.

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

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2022, we had $1,433 in cash ($365,399 at December 31,2021), $407,720 in prepayments ($826,027 at December 31, 2021) and $68,962 in accounts payable ($44,515 at December 31, 2021). We expect to continue to incur significant costs in the pursuit of our initial business combination plans. On August 17, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Greg Gaylor, as trustee of the William C Gaylor and Dorothy J Gaylor Rev. Trust (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Company sold to the Purchaser, for an aggregate purchase price of $200,000, a promissory note in the aggregate principal amount of $200,000, 20,000 shares of Class A common stock and warrants to purchase 2,000 shares of Class A common stock, and the Purchaser committed to purchase upon the same terms at the request of the Company up to $150,000 of additional securities, consisting of an additional promissory note in the aggregate principal amount of up to $150,000, and to purchase up to an additional 15,000 shares of Class A common stock and warrants to purchase up to 1,500 shares of Class A common stock.

The promissory note bears interest at the rate of 10% per annum, and the warrants issued are identical to the private warrants issued as part of the Private Placement Units.

We cannot assure you that our efforts to raise further capital if needed or to complete our initial business combination will be successful.

Changes in Directors and Management

As previously disclosed, since our IPO, there have been several changes in our board of directors and management. The following is a list of current directors, officers and promoters of the Company, along with certain biographical information.

Name	Age	Title
Timo Vainionpää	62	Interim Chief Executive Officer, Chairman
Horst Rzepka	55	Chief Financial Officer, Director
Jamie Khurshid	46	Director
Daniel Minkowitz	43	Independent Director
Stefan Nolte	61	Independent Director
Alexander Schinzing	49	Company Secretary, Promoter
Greg Gaylor	64	Promoter

Timo Vainionpää has served as our interim Chief Executive Officer, director and chairman of the board of directors since June 2022. Mr. Vainionpää is a veteran executive and entrepreneur in the international telecommunications sector. He is both the owner and the President of AurorA International Telecommunications Inc (“AurorA”) since its inception in August 1994, a provider of wholesale international telecommunications services from its base in Canada. AurorA has worked with the premier telecommunications carriers worldwide such as Tata Communications, Teleglobe, Deutsche Telekom, France Telecom, MCI Communications and Sprint International. Mr. Vainionpää is also the owner and President of Amitel Corp. since 2008, a firm which assists telecommunications operators with cloud-based SaaS billing, data privacy, security, payment processing, merchant services and cloud contact centers as a service. He has a passion for providing customers with premium quality services and for fighting telecom fraud. Prior to founding these businesses, Mr. Vainionpää was the VP of Network Services and Business Development at ACC TelEnterprises from Aug 1991 to Sept 1994. Mr. Vainionpää received his Bachelor of Applied Science in Electrical Engineering from the University of Waterloo.

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

Daniel Minkowitz has served as one of our independent directors since June 2022. Mr. Minkowitz is an experienced businessman and real estate developer, having founded and led several companies. He is also a seasoned investor, with emphasis in cryptocurrency, fintech, wearable technology, renewable energy, special purpose acquisition companies and early state technology. Mr. Minkowitz has served as chairman and chief executive officer of Mink Development, LLC (“Mink Development”) since he founded the firm in March 2010. Mink Development is a real estate development, acquisition, and investment firm based in New York City and Miami that specializes in luxury residential, hospitality, and mixed-use projects. Mr. Minkowitz has also served as founder, chairman and chief executive officer of Mink Holdings Inc., another real estate development company, since its founding in March 2016, and as the founder and chief executive officer of Mink Capital Partners LP, an investment firm focused on cryptocurrency, fintech, wearable technology, renewable energy, special purpose acquisition companies and early state technology companies, since its founding September 2020. From September 2018 to May 2020, Mr. Minkowitz served as chief executive officer of Standard Power Group, a non-residential real estate leasing company focused on providing infrastructure to advanced data processing companies, and from July 2005 until its sale in December 2010, he served as chief executive officer of Renato Watches Inc, a premium watch company he founded. Mr. Minkowitz attended New York University from 1997 to 1999, where he studied business.

On May 28, 2021, Mr. Minkowitz filed for bankruptcy protection under Chapter 13 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Florida. Mr. Minkowitz filed a notice of voluntary dismissal of such bankruptcy case with the court on June 11, 2021, and the case was subsequently discharged and closed by the court on July 26, 2021. In addition, Mr. Minkowitz served as managing member and chief executive officer of MDVE12 LLC, a single asset real estate company, since he founded the company in May 2018. On September 13, 2021, MDVE12 LLC filed for bankruptcy protection under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida, which bankruptcy proceedings were closed on December 3, 2021.

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

Alexander Schinzing is our Company Secretary and may be deemed to be a promoter of the Company. Mr. Schinzing is the managing director of Celtic Asset & Equity Partners, Ltd. (“Celtic”), which is a co-sponsor of Financial Strategies Acquisition Corp. Alexander and his firm, Celtic, have been involved in the preparation of several publicly traded special purpose acquisition companies (“SPACs”). Additionally, he has been a member of the Institute of Directors in Ireland since August 2019. From November 2009 until June 2019, he was a managing consultant at The Tax Saving Corporation where he focused on the strategic development of companies, defining new business structures, analysis of tax structures, relocation of existing companies and incorporation of new companies. From November 2016 until October 2018, he also served as Vice-Chairman of the R.O.M AG supervisory board. Earlier in his career, Mr. Schinzing worked at KPMG Consulting AG in 2000 prior to working for Westlaw, a subsidiary of Thomson Reuters, in 2004. Mr. Schinzing received his law degree from the Georg-August-University in 1999.

Greg Gaylor may be deemed to be a promoter of the Company. Mr. Gaylor is a serial entrepreneur, and an international business consultant in mergers and acquisitions for Celtic. He has served in this capacity with Celtic since 2017. Mr. Gaylor has more than 37 years of experience in corporate finance and the U.S. capital markets. Mr. Gaylor has consulted on the origination and successful initial public offerings of three SPACs and mergers involving two SPACs, and has cofounded or sponsored three public companies on Nasdaq since 1996. In April 1999, Mr. Gaylor was convicted of theft by misapplication of funds involving a real estate partnership for which Mr. Gaylor served as the general partner from 1987-1990. Mr. Gaylor maintained his actual innocence in the matter. Mr. Gaylor graduated with honors with a degree in finance from Southern Methodist University in Dallas in May 1980.

Results of Operations and Known Trends or Future Events

We did not commence operations until after the closing of our Initial Public Offering in December 2021, and we have not engaged in any significant operations, nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and we expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. For the three and six months ended June 30, 2022, we had operating losses of $397,292 and $880,720, respectively, for each period consisting mainly of legal and consulting fees, franchise tax provisions, directors and officers liability insurance premiums and administrative expenses. Such operating losses have been offset by interest earned on marketable securities held in the trust account of $128,350 and $137,275, respectively, and by a reduction of the derivative warrant liability of $925,135 and $8,458,021, respectively, triggered by the shift of the public warrants from Level 3 classification to Level 1 classification.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2022, we had $1,433 in cash. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Even though on August 17, 2022, we raised additional funds for our working capital needs, we cannot assure you that our efforts to raise further capital if needed or to complete our initial business combination will be successful.

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

Net proceeds from (i) the sale of the units in our Initial Public Offering, after deducting offering expenses of approximately $811,403 ($332,315 of which have been prepaid with the proceeds from the promissory notes) and underwriting discounts and commissions of $2,501,250, (ii) the private sale of the private placement units for a purchase price of $10.00 and (iii) the sale of representative shares to the Underwriters were $102,122,900. Of this amount, $101,050,500 is being held in the trust account. After payment of $661,028 for directors and officers liability insurance, the remaining amount of $411,372 was released to the Company’s current account. The proceeds held in the trust account have been or will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

As of June 30, 2022, we held $1,433 outside the trust account. On August 17, 2022, we raised additional funds in the amount of $200,000 pursuant to the Securities Purchase Agreement. We expect to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial business combination.

As of June 30, 2022, we had working capital of $7,222. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our co-sponsors or an affiliate of our co-sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts.

In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 units if $1,500,000 of notes were so converted), at the option of the lender. The units would be identical to the private placement units. The terms of such working capital loans by our co-sponsors or their affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our officers and directors, co-sponsors or an affiliate of our co-sponsors, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our primary liquidity requirements as of June 30, 2022 include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $50,000 for listing and filing fees and expenses; and approximately $50,000 for working capital that will be used for miscellaneous expenses and reserves (including taxes net of anticipated interest income).

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

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as shareholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, 10,005,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

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

Our management evaluated, under the supervision and with the participation of our current principal executive officer and our current principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

As of June 30, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding currently pending against us, any of our management team in their capacity as such or against any of our property, and we and our management team have not been subject to any such proceeding.

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

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On August 17, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Greg Gaylor, as trustee of the William C Gaylor and Dorothy J Gaylor Rev. Trust (the “Purchaser”). Pursuant to the Securities Purchase Agreement, the Company sold to the Purchaser, for an aggregate purchase price of $200,000, a promissory note in the aggregate principal amount of $200,000 (the “Note”), 20,000 shares of Class A common stock (the “Shares”) and warrants to purchase 2,000 shares of Class A common stock (the “Placement Warrants”), and the Purchaser committed to purchase upon the same terms at the request of the Company up to $150,000 of additional securities, consisting of an additional promissory note in the aggregate principal amount of up to $150,000, an additional 15,000 shares of Class A common stock and warrants to purchase up to 1,500 shares of Class A common stock. Mr. Gaylor may be deemed to be a promoter of the Company.

The Note bears interest at the rate of 10% per annum and will mature upon the earlier of thirty days from the date that the Company consummates an initial business combination and one year from the date of issuance. The Placement Warrants are identical to the Company’s publicly trading warrants except that the Placement Warrants, so long as they are held by the Purchaser or its permitted transferees, (i) will not be redeemable by us, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.  In connection with the Securities Purchase Agreement, the Purchaser entered into a letter agreement with the Company (the “Letter Agreement”) pursuant to which the Purchaser has agreed, among other things: (i) to waive any redemption rights with respect the Shares in connection with the consummation of a business combination or a stockholder vote to approve the same or amend the Company’s charter, (ii) to waive any rights to liquidating distributions from the trust account with respect to the Shares, (iii) not to transfer any Shares or Private Warrants until 30 days after the completion of a business combination, and (iv) to vote any shares of the Company held by him in favor of an initial business combination.

The sale of the Shares and Placement Warrants is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Shares and Placement Warrants and has not offered securities to the public in connection with such issuance and sale. The Company relied, in part, upon representations from the Purchaser that the Purchaser is an accredited investor as defined in Regulation D under the Securities Act.

Item 6.    Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2021).

3.2	By Laws (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 22, 2021).

10.1	Securities Purchase Agreement, dated August 17, 2022, between the Company and Gregory A. Gaylor as trustee of the William C Gaylor and Dorothy J Gaylor Rev. Trust.

10.2	Promissory Note, dated August 17, 2022, issued to Gregory A. Gaylor as trustee of the William C Gaylor and Dorothy J Gaylor Rev. Trust.

10.3	Letter Agreement, dated August 17, 2022, between the Company and Gregory A. Gaylor, as trustee of the William C Gaylor and Dorothy J Gaylor Rev. Trust.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Financial Strategies Acquisition Corp.

Date: August 17, 2022	By:	/s/ Timo Vainionpää
Name: Timo Vainionpää
Title: Interim Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Horst Rzepka
Name: Horst Rzepka
Title: Chief Financial Officer (Principal Financial and Accounting Officer)