Form 10-Q
period 2022-09-30
Financial Strategies Acquisition Corp.
filed 2022-11-14
CIK 1817565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 10,903,700 shares of Class A common stock, par value $0.0001 per share and 2,501,250 shares of Class B common stock, par value $0.0001 per share of the registrant issued and outstanding.

FINANCIAL STRATEGIES ACQUISITION CORP.

FORM 10-Q

Quarterly report for the period ended September 30, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q may constitute “forward looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” and variations and similar words and expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	the approval of the Charter Extension (as defined below) and our ability to complete our initial business combination;
●	the recent issuance by the Securities and Exchange Commission of proposed rules to regulate special purpose acquisition companies;
●	the risk of us being deemed an “investment company” for purposes of the Investment Company Act;
●	the possibility that we may liquidate the securities held in the trust account to avoid being deemed an investment company;
●	the potential impact of the new federal 1% excise tax;
●	the possibility that if we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

For a more detailed discussion of these and other factors that could cause the actual results to differ materially from those anticipated in the forward-looking statements, see the factors described under the heading “Risk Factors” in our Annual Report on Form 10-K, filed on March 31, 2022, and in our other reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022
	(Unaudited)	December 31, 2021
(Amounts in USD)
ASSETS
Current Assets
Cash	$23,645	$365,399
Prepaid Expenses	232,187	826,027
Total Current Assets	255,832	1,191,426
Marketable investments held in Trust Account	101,634,366	101,050,971
TOTAL ASSETS	$101,890,198	$102,242,397

LIABILITIES & SHAREHOLDER’S EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$189,384	$74,515
Tax Provisions	472,654	200,141
Total Current Liabilities	662,038	274,656
Non-current Liabilities
Promissory notes	655,000	450,000
Derivative warrant liabilities	535,352	9,339,501
Total Non-Current Liabilities	1,190,352	9,789,501
Total Liabilities	1,852,390	10,064,157
Commitments & Contingencies
Temporary Equity:
Class A common stock subject to redemption, 10,005,000 shares at $10.10 per share	101,050,500	101,050,500
Shareholder’s Equity
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, shares issued and outstanding: 524,950	53	51
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: 2,501,250	250	250
Representative shares, 373,750 shares issued and outstanding	37	37
Additional paid in Capital and Reclassifications	(10,260,423)	(10,260,421)
Accumulated Profit /(Deficit)	9,247,391	1,387,823
Total Shareholder’s Equity (Deficit)	(1,012,692)	(8,872,260)
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)	$101,890,198	$102,242,397

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months	For the three months	For the nine months	For the nine months
	ended September 30, 2022	ended September 30, 2021	ended September 30, 2022	ended September 30, 2021
(Amounts in USD)
General & Administrative expenses	$503,543	$—	$1,384,263	$—
Operating Loss	(503,543)	—	(1,384,263)	—
Interest expense	(21,200)	—	(21,200)	—
Interest income on marketable investments held in Trust Account	446,120	—	583,395	—
Change in fair value of Warrant Liabilities	346,128	—	8,804,149	—
Income before Income Tax	267,505	—	7,982,081	—
Tax on Interest income	(93,685)	—	(122,513)	—
Net Income	$173,820	$—	$7,859,568	$—

Basic and diluted Earnings/(Loss) per share
Class A common stock	$0.019	$—	$0.595	$—
Class B common stock	$(0.013)	$—	$0.553	$—
Weighted average common shares outstanding
Class A common stock	10,893,483	—	10,886,997	—
Class B common stock	2,501,250	2,501,250	2,501,250	2,501,250

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY/(DEFICIT)

(UNAUDITED)

						Retained
					Additional	Earnings	Total
	Common Stock Class A		Common Stock Class B		paid in	(Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
(Amounts in USD)
Balance - December 31, 2020	—	$—	2,501,250	$250	$24,750	$(5,000)	$20,000

Net Income / (Loss)	—	—	—	—	—	—	—

Balance - March 31, 2021	—	$—	2,501,250	$250	$24,750	$(5,000)	$20,000

Net Income / (Loss)	—	—	—	—	—	—	—

Balance - June 30, 2021	—	$—	2,501,250	$250	$24,750	$(5,000)	$20,000

Net Income / (Loss)	—	—	—	—	—	—	—

Balance - September 30, 2021	—	$—	2,501,250	$250	$24,750	$(5,000)	$20,000

						Retained
					Additional	Earnings	Total
	Common Stock Class A		Common Stock Class B		paid in	(Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
(Amounts in USD)
Balance - December 31, 2021	10,883,700	$88	2,501,250	$250	$0.0	$(8,872,598)	$(8,872,260)

Net Income / (Loss)	—	—	—	—	—	7,056,509	7,056,509

Balance - March 31, 2022	10,883,700	$88	2,501,250	$250	$0.0	$(1,816,089)	$(1,815,751)

Net Income / (Loss)	—	—	—	—	—	629,240	629,240

Balance - June 30, 2022	10,883,700	$88	2,501,250	$250	$0.0	$(1,186,850)	$(1,186,512)

Issuance Class A common stock (Private sale)	20,000	2	—	—	—	(2)	—

Net Income / (Loss)	—	—	—	—	—	173,820	173,820

Balance - September 30, 2022	10,903,700	$90	2,501,250	$250	$0.0	$(1,013,032)	$(1,012,692)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINANCIAL STRATEGIES ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended	For the nine months ended
	September 30, 2022	September 30, 2021
(Amounts in USD)
Cash Flows from Operating Activities
Net Income	$7,859,568	$—
Adjustments to reconcile net income to net cash used in operating activities:
Change in Prepaid Expenses	593,840	—
Changes in Accounts Payable and Accrued Liabilities	114,869	—
Changes in Tax Provisions	272,513	—
Add-back of interest earned in Trust Account	(583,395)	—
Change in fair value of Warrant Liabilities	(8,804,149)	—
Net Cash used in Operating activities	(546,754)	—

Cash Flows from Financing Activities
Proceeds from short term loans	205,000	5,000
Payment of Offering Cost	—	(116,566)
Net Cash used in Financing activities	205,000	(111,566)

Net decrease in Cash	$(341,754)	$(111,566)
Cash at beginning of period	$365,399	$296,500
Cash at end of period	$23,645	$184,934

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

Transaction costs amounted to $3,312,653 consisting of $2,501,250 in underwriting commissions and $811,403 in additional offering costs, the sum of which includes $332,315 in deferred offering costs which were incurred prior to the IPO closing. In addition, as of December 14, 2021, cash of $554,057 was held outside of the Trust Account (as defined below) and available for working capital purposes. We held cash outside of the Trust Account of $365,399 at December 31, 2021 and $23,645 as of September 30, 2022.

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

Liquidity and Capital Resources; Going Concern

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. The Company has since completed its IPO, in which an amount of $411,372 in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. As of September 30, 2022, the Company had $23,645 in cash outside of the Trust Account available for working capital needs ($365,399 at December 31, 2021; $211,886 at March 31, 2022 and $1,433 at June 30, 2022 respectively) and $101,634,366 of cash and investment in liquid securities held in trust, which is not available for working capital needs. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

On August 17, 2022, the Company entered into a securities purchase agreement (the “Gaylor Securities Purchase Agreement”) with Greg Gaylor, as trustee of the William C Gaylor and Dorothy J Gaylor Rev. Trust (the “Purchaser”). Pursuant to the Gaylor Securities Purchase Agreement, the Company sold to the Purchaser, for an aggregate purchase price of $200,000, a promissory note in the aggregate principal amount of $200,000, 20,000 shares of Class A common stock and warrants to purchase 2,000 shares of Class A common stock, and the Purchaser committed to purchase upon the same terms at the request of the Company up to $150,000 of additional securities, consisting of an additional promissory note in the aggregate principal amount of up to $150,000, an additional 15,000 shares of Class A common stock and warrants to purchase up to 1,500 shares of Class A common stock.

For the nine months ended September 30, 2022, cash used in operating activities was $546,754, mainly due to cash paid for professional services, including legal, filing, target due diligence, financial reporting, accounting and auditing compliance expenses. The Company intends to use its operating cash held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. Due to the limited funds currently available to the Company for working capital needs, the Company believes it may not have sufficient liquidity through the date of a Business Combination, if extended through December 14, 2023.

The accompanying unaudited condensed financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 1, 2020 (inception) through September 30, 2022 related to the Company’s formation, the IPO, and its search for a target company. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from its IPO. The Company’s ability to commence operations is contingent upon consummating an Initial Business Combination. We may seek to raise additional capital through debt or equity offerings to cover operating expenses or to complete our initial business combination, which may be from third parties or insiders. There can be no assurance that we will be able to raise additional capital on favorable terms, or at all, and any such capital raise may be dilutive to existing holders. Furthermore, the Company’s ability to consummate its Initial Business Combination within the contractual time period is uncertain. The Company has until December 14, 2022, 12 months from the closing of its IPO, to consummate its Business Combination. Pursuant to a definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on November 14, 2022, the Company will hold a special meeting of its stockholders (the “Special Meeting”) to propose the amendment of its amended and restated certificate of incorporation to extend the date (the “Termination Date”) by which the Company has to consummate a Business Combination from the original Termination Date of December 14, 2022 to January 14, 2023 (the “Charter Extension Date”) upon the deposit into the Trust Account of the lesser of (a) $50,000 or (b) $0.05 for each Public Share that is not redeemed in connection with the Special Meeting, which amount will be loaned to the Company by one or both of the Co-Sponsors or one or more of their respective affiliates, members or third-party designees, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to eleven times by an additional one month each time after the Charter Extension Date (each, an “Additional Extension”), by resolution of the Company’s board of directors, if requested by one or both of the Co-Sponsors, and upon five days’ advance notice prior to the applicable Termination Date, until December 14, 2023, or a total of up to 12 months after the original Termination Date of December 14, 2022, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to an additional deposit in the amount of the lesser of (a) $50,000 or (b) $0.05 for each Public Share that is not redeemed in connection with the Special Meeting per Additional Extension into the Trust Account by one or both of the Co-Sponsors or one or more of their respective affiliates, members or third-party designees. If the proposal to extend the Termination Date is approved and effective, the Company’s stockholders may elect to redeem their Public Shares. An electing stockholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-outstanding Public Shares. This redemption right will apply to each holder of Public Shares regardless of whether and how such holder votes on the proposal. The removal from the Trust Account of such amounts would reduce the amount remaining in the Trust Account and increase the percentage interest of the Company held by the Company’s Co-Sponsors, anchor investors and other initial stockholders, the Purchaser and I-Bankers. The Company’s amended and restated certificate of incorporation provides that it cannot redeem or repurchase Public Shares to the extent such redemption would result in the Company’s failure to have at least $5,000,001 of net tangible assets. Based on these circumstances, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the current political and economic situation on the industry and has concluded that while it is reasonably possible that the war in the Ukraine could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company had $23,645 in cash as of September 30, 2022, compared to $365,399 as of December 31, 2021. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022.

Marketable Investments held in Trust Account

A total of $101,050,500 of the net proceeds from the IPO and the sale of the Private Placement Units was placed in a U.S.-based Trust Account maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee.

At September 30, 2022, assets of $101,634,366 ($101,050,971 at December 31, 2021) – including $583,866 of interest earned ($471 at December 31, 2021) – held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, none of which was available for working capital needs.

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

Common Stock Subject to Possible Redemption

All of the 10,005,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature. In accordance with Accounting Standards Codification 480-10-S99-3A, “Classification and Measurement of Redeemable Securities,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2022 and at December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $101,050,500 were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no unrecognized tax benefits as of September 30, 2022, nor as of December 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022, nor at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the year ended December 31, 2021. As of September 30, 2022, the Company has established a provision for income taxes in the amount of $122,654.

Franchise Tax

Being incorporated in Delaware, the Company is subject to Delaware franchise tax. The calculation of the potential tax liability for the business year 2021, applying the “Authorized Shares Method” as well as the “Assumed Par Value Capital Method,” has shown that under both methods the maximum annual tax of $200,000 is reached. Accordingly, the Company has established a provision for franchise tax in the amount of $200,000 as per December 31, 2021. As of September 30, 2022 the Company has increased its provision for franchise tax to a total position of $350,000.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. In order to determine the net income (loss) attributable to both the Class A common stock and Class B common stock, the Company first considered the total income (loss) allocable to both sets of shares. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class B common stock for the period from January 1, 2022, through September 30, 2022, reflective of the respective participation rights. With respect to the accretion of redeemable Class A common shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated the accretion in the same manner as a dividend, paid to the Class A shareholders in the calculation of net income (loss) per share.

The following table reflects the calculation of basic and diluted net income per common share:

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Earnings per Share calculation
Class B shares outstanding	2,501,250	2,501,250
Class A shares Issued upon IPO	10,883,700	10,883,700
Class A shares Issued upon Private Financing	20,000	20,000
Net Income available to stockholders	$173,820	$7,859,568

	Class A	Class B	Class A	Class B
Allocation of Net Income available to ordinary shares	$207,173	$(33,353)	$6,477,314	$1,382,254
Weighted Average Shares outstanding	10,893,483	2,501,250	10,886,997	2,501,250
EPS	$0.019	$(0.013)	$0.595	$0.553

As of September 30, 2022, no Founder Shares are subject to forfeiture and the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

NOTE 4 ─ RELATED PARTY TRANSACTIONS

Founder Shares

On October 23, 2020, our Co-Sponsor, FSC Sponsor LLC, acquired 2,371,875 shares of the Company’s Class B common stock (the “Founder Shares”), and Celtic Asset & Equity Partners, Ltd. acquired 503,125 Founder Shares, in exchange for an aggregate capital contribution of $25,000, at a purchase price of approximately $0.001 per share, in connection with our organization. On December 9, 2021, FSC Sponsor transferred and assigned an aggregate of 1,310,038 Founder Shares amongst certain of our initial stockholders, including Celtic Sponsor VII LLC, Caliente Management, LLC, Frio Investments, LLC, Celtic Asset & Equity Partners, Ltd., and each of the anchor investors.

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

Promissory Notes – Related Party

Our liquidity needs have been satisfied prior to the completion of the IPO through a capital contribution from our initial stockholders of $25,000 for the Founder Shares and loans of $450,000, comprised of a $200,000 unsecured promissory note from our Co-Sponsor, FSC Sponsor LLC, and a convertible loan of $250,000 from an investor in FSC Sponsor LLC, Emil Assentato, under an unsecured promissory note, of which $250,000 has been drawn upon. The convertible note was issued on July 8, 2020 to Mr. Assentato for the principal amount of $250,000 to cover expenses related to the offering. The note is non-interest bearing and is payable on the date of the initial business combination. At the holder’s discretion, upon maturity, up to $250,000 of the note may be converted into warrants at a price of $1.00 per warrant. These warrants would be identical to the warrants comprising the Private Placement Units. On August 17, 2022, the Company entered into the Gaylor Securities Purchase Agreement, pursuant to which the Company agreed to issue a promissory note in the aggregate principal amount of $200,000, 20,000 shares of Class A common stock and warrants to purchase 2,000 shares of common stock to the Purchaser for an aggregate purchase price of $200,000. The promissory note bears interest at the rate of 10% per annum, and the warrants issued are identical to the private warrants issued as part of the Private Placement Units. We intend to repay these loans of the proceeds of the Trust Account released to the Company upon successful consumption of the business combination.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Co-Sponsors, an affiliate of the Co-Sponsors, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Neither as of September 30, 2022, nor as of December 31, 2021, any Working Capital Loans were outstanding.

Administrative Services and Consulting Arrangements

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay Celtic Asset & Equity Partners, Ltd. a monthly fee of $15,000, up to a maximum of $180,000 in the aggregate, for office space, utilities and secretarial, data room and administrative services. The Company has paid such aggregate amount in advance and charged one monthly fee of $15,000 against General & Administrative Expenses in December 2021. Accordingly, nine monthly fees of a total amount of $135,000 were charged against General & Administrative Expenses in the nine months ended September 30, 2022.

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

As of December 31, 2021, there were 10,903,700 shares of Class A common stock issued and outstanding, which includes 10,005,000 shares issued in the public offering, 504,950 shares issued in the private placement, 373,750 representative shares and 20,000 shares issued pursuant to the Gaylor Securities Purchase Agreement. Furthermore, we have 2,501,250 shares of Class B common stock issued and outstanding. Pursuant to the Gaylor Securities Purchase Agreement, dated August 17, 2022, we have the option to sell to the Purchaser an additional 15,000 shares of Class A common stock. As of September 30, 2022 there were 10,903,700 shares of Class A common stock issued and outstanding.

Of the 2,501,250 shares of Class B common stock outstanding, an aggregate of up to 326,250 shares of Class B common stock were subject to forfeiture, to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the IPO (assuming the initial stockholders did not purchase any Public Shares in the IPO). As a result of the Underwriters’ full exercise of the over-allotment option, as of September 30, 2022, no share of Class B common stock was subject to forfeiture.

As of September 30, 2022, no share of preferred stock was issued or outstanding. The designations, voting and other rights and preferences of the preferred stock may be determined from time to time by the Company’s board of directors.

Rights

As of September 30, 2022, there were 10,005,000 Public Rights and 504,950 Private Placement Rights outstanding, respectively.

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

Public Warrants and Private Placement Warrants

As of September 30, 2022, there were 10,005,000 Public Warrants and 506,950 Private Placement Warrants outstanding, respectively. Furthermore, we have the option to sell additional 1,500 Private Placement Warrants pursuant to the Gaylor Securities Purchase Agreement.

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

At September 30, 2022, the fair value of Representative Warrants was estimated to be approximately $9,754 (or approximately $0.012 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative Warrants granted to the Underwriters were estimated as of September 30, 2022, using the following assumptions: (1) implied volatility of 0.59%, (2) risk-free interest rate of 4.06%, (3) expected life of 4.21 years and (4) probability of a successful Business Combination of 70%. The Representative Warrants and the shares of Class A common stock underlying Representative Warrants have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up immediately following December 14, 2021, pursuant to FINRA Rule 5110(e)(1). The Representative Warrants grants to holders demand and “piggy back” rights for periods of five and seven years from December 14, 2021. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of shares issuable upon exercise of the Representative Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price.

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

NOTE 7 – RECURRING FAIR VALUE MEASUREMENTS

At September 30, 2022, the Company’s warrant liability was valued at $535,352. Compared to the valuation at the December 31, 2021, this represents a liability decrease of $8,804,149. Under the guidance in ASC 815-40, the Public Warrants, the Private Placement Warrants and the Representative Warrants do not meet the criteria for equity treatment. As such, the Public Warrants, the Private Warrants and the Representative Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Accordingly, upon completion of the proposed Public Offering, offering costs allocated to derivative warrant liabilities of $331,424 were expensed as incurred in the statement of operations. On December 14, 2021, the total offering costs added up to $3,312,653 and consisted of $2,501,250 in underwriting fees and $811,403 of actual offering costs. Therefore, an amount of $2,984,229 was allocated to the Public Shares and charged against equity, together with $11,356,592 included in accumulated deficit as an allocation for the Public Warrants, the Private Warrants and the Representative Warrants classified as liabilities; $4,077,400 were included in additional paid-in capital in connection with the shares of Class A common stock and with additional $1,387,823 of other accumulated profit, all together adds up to an accumulated deficit (including reclassifications) of $8,872,598 as per December 31, 2021. With the separate trading of the Public Warrants as from January 10, 2022 and the respective shift from Level 3 to Level 1, a substantial reduction of the deferred warrant liability by $8,804,149 took place and the accumulated deficit (including reclassifications of negative paid in capital) was reduced to $1,013,032 as per September, 2022.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	September 30, 2022	Level 1	Level 2	Level 3
Assets:
Marketable investments in Trust Account	$101,634,366	$101,634,366	—	—
Warrant Liabilities:
Private Placement Warrants	$25,348	—	—	$25,348
Public Warrants	$500,250	$500,250
Representative Warrants	$9,754	—	—	$9,754

The Company utilizes the Black-Scholes Option pricing model to value the Private Placement Warrants and the Representative Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Warrant liability is determined using Level 3 inputs. With respect to the Public Warrants, a shift from Level 3 classification (at December 31, 2021) to Level 1 (at September 30, 2022) has happened, triggered by the commencement of separate trading of the warrants as from January 10, 2022.

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

Due to the current market conditions for special purpose acquisition companies, the observable market price for the Public Warrants as of September 30, 2022 was below what an option pricing model would return even with negligible volatility (> 0.001%) input. As a consequence, we have concluded that as of September 30, 2022, the fair value for the Private Placement Warrants is equal to the market price of the Public Warrants.

At September 30, 2022 in accordance with the market price of a Public Warrant, the fair value of a Private Warrant was $0.05.

The aforementioned Public Warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which the change in valuation technique or methodology occurs.

On January 10, 2022 the Units issued in the Public Offering were split and the Public Shares, Public Warrants and Public Rights started to trade separately. With an observable market quote in an active market the Public Warrants transferred from Level 3 to Level 1 classification in the period ended September 30, 2022.

At September 30, 2022 the market price and accordingly the fair value of a Public Warrant was $0.05.

The aforementioned Representative Warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which the change in valuation technique or methodology occurs.

The following table provides quantitative information regarding Level 3 fair value measurements:

	at September 30, 2022	at December 31, 2021
Stock Price	$10.03	$9.41
Exercise Price	$12.00	$12.00
Redemption Trigger Price	$18.00	$18.00
Term (years)	4.21	4.96
Risk Free Rate	4.06%	1.27%
Volatility	0.69%	17.22%
Probability Factor	50%	70%
Fair Value 1 Representative Warrant	$0.012	$0.57

At September 30, 2022, the fair value of a Representative Warrant was $0.012.

NOTE 8 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 14, 2022, the Company filed a definitive proxy statement with the SEC to amend its amended and restated certificate of incorporation to extend the Termination Date from the original Termination Date of December 14, 2022 to the Charter Extension Date upon the deposit into the Trust Account of the lesser of (a) $50,000 or (b) $0.05 for each Public Share that is not redeemed in connection with the Special Meeting, which amount will be loaned to the Company by one or both of the Co-Sponsors or one or more of their respective affiliates, members or third-party designees, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date for up to 11 Additional Extensions, by resolution of the Company’s board of directors, if requested by one or both of the Co-Sponsors, and upon five days’ advance notice prior to the applicable Termination Date, until December 14, 2023, or a total of up to 12 months after the original Termination Date of December 14, 2022, unless the closing of an Initial Business Combination shall have occurred prior thereto, subject to an additional deposit in the amount of the lesser of (a) $50,000 or (b) $0.05 for each Public Share that is not redeemed in connection with the Special Meeting per Additional Extension into the Trust Account by one or both of the Co-Sponsors or one or more of their respective affiliates, members or third-party designees. If the proposal to extend the Termination Date is approved and effective, the Company’s stockholders may elect to redeem their Public Shares. An electing stockholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-outstanding Public Shares. This redemption right will apply to each holder of Public Shares regardless of whether and how such holder votes on the proposal. The removal from the Trust Account of such amounts would reduce the amount remaining in the Trust Account and increase the percentage interest of the Company held by the Company’s Co-Sponsors, anchor investors and other initial stockholders, the Purchaser and I-Bankers. The Company’s amended and restated certificate of incorporation provides that it cannot redeem or repurchase Public Shares to the extent such redemption would result in the Company’s failure to have at least $5,000,001 of net tangible assets.

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

Results of Operations and Known Trends or Future Events

We did not commence operations until after the closing of our Initial Public Offering in December 2021, and we have not engaged in any significant operations, nor generated any operating revenues to date. We will not generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and we expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. For the three and nine months ended September 30, 2022, we had operating losses of $503,543 and $1,384,263, respectively, for each period consisting mainly of legal and consulting fees, franchise tax provisions, directors and officers liability insurance premiums and administrative expenses. Such operating losses have been offset by interest earned on marketable securities held in the trust account of $446,120 and $583,395, respectively, and by a reduction of the derivative warrant liability of $346,128 and $8,804,149, respectively, triggered by the shift of the public warrants from Level 3 classification to Level 1 classification.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2022, we had $23,645 in cash. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We may seek to raise additional capital through debt or equity offerings to cover operating expenses or to complete our initial business combination, which may be from third parties or insiders. There can be no assurance that we will be able to raise additional capital on favorable terms, or at all, and any such capital raise may be dilutive to existing holders. Prior to the consummation of the Initial Public Offering, our liquidity needs were satisfied through a capital contribution from our initial stockholders of $25,000 for founder shares and loans of $450,000, comprised of a $200,000 unsecured promissory note from our co-sponsor, FSC Sponsor LLC, of which $200,000 has been drawn upon, and a convertible loan of $250,000 from an investor in FSC Sponsor LLC under an unsecured promissory note, of which $250,000 has been drawn upon.

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

On August 17, 2022, we entered into a securities purchase agreement (the “Gaylor Securities Purchase Agreement”) with Greg Gaylor, as trustee of the William C Gaylor and Dorothy J Gaylor Rev. Trust (the “Purchaser”). Pursuant to the Gaylor Securities Purchase Agreement, we sold to the Purchaser, for an aggregate purchase price of $200,000, a promissory note in the aggregate principal amount of $200,000 (the “Gaylor Note”), 20,000 shares of Class A common stock and warrants to purchase 2,000 shares of Class A common stock, and the Purchaser committed to purchase upon the same terms at the request of the Company up to $150,000 of additional securities, consisting of an additional promissory note in the aggregate principal amount of up to $150,000, and to purchase up to an additional 15,000 shares of Class A common stock and warrants to purchase up to 1,500 shares of Class A common stock. The Gaylor Note bears interest at the rate of 10% per annum, and the warrants issued to the Purchaser are identical to the private warrants issued as part of the Private Placement Units.

Pursuant to a definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on November 14, 2022, we will hold a special meeting of our stockholders (the “Special Meeting”) to propose the amendment of our amended and restated certificate of incorporation (the “Extension Amendment”) to extend the date (the “Termination Date”) by which we must consummate an initial business combination from the original Termination Date of December 14, 2022 to January 14, 2023 (the “Charter Extension Date”), upon the deposit into the Trust Account of the lesser of (a) $50,000 or (b) $0.05 for each Public Share that is not redeemed in connection with the Special Meeting, which amount will be loaned to the Company by one or both of the Co-Sponsors or one or more of their respective affiliates, members or third-party designees, and to allow the Company, without another stockholder vote, to elect to extend the Termination Date on a monthly basis for up to 11 times by an additional one month each time after the Charter Extension Date (each, an “Additional Extension”) by resolution of our board of directors, if requested by one or both of the Co-Sponsors, and upon five days’ advance notice prior to the applicable Termination Date, until December 14, 2023, or a total of up to 12 months after the original Termination Date of December 14, 2022, unless the closing of an initial business combination shall have occurred prior thereto, subject to an additional deposit in the amount of the lesser of (a) $50,000 or (b) $0.05 for each Public Share that is not redeemed in connection with the Special Meeting per Additional Extension into the Trust Account by one or both of the Co-Sponsors or one or more of their respective affiliates, members or third-party designees. If the proposal to extend the Termination Date is approved and effective, our stockholders may elect to redeem their Public Shares. An electing stockholder will be entitled to receive a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable), divided by the number of then-outstanding Public Shares. This redemption right will apply to each holder of Public Shares regardless of whether and how such holder votes on the proposal. The removal from the Trust Account of such amounts would reduce the amount remaining in the Trust Account and increase the percentage interest of the Company held by the Company’s Co-Sponsors, anchor investors and other initial stockholders, the Purchaser and I-Bankers. Our amended and restated certificate of incorporation provides that we cannot redeem or repurchase Public Shares to the extent such redemption would result in the Company’s failure to have at least $5,000,001 of net tangible assets. Due to the reasons stated above, we believe we may not have sufficient liquidity through the date of an initial business combination, if extended through December 14, 2023.

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

As of September 30, 2022, we held $23,645 outside the trust account. We expect to use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial business combination.

As of September 30, 2022, we had negative working capital of $406,206. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our co-sponsors or an affiliate of our co-sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts.

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

Our primary liquidity requirements as of September 30, 2022 include approximately $300,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $50,000 for listing and filing fees and expenses; and approximately $50,000 for working capital that will be used for miscellaneous expenses and reserves (including taxes net of anticipated interest income).

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

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Going Concern

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, we had not commenced any operations. All activity for the period from July 1, 2020 (inception) through September 30, 2022 relates to our formation, the Initial Public Offering and our search for a target company. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. Our ability to commence operations is contingent upon consummating an initial business combination. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. Although management has been successful to date in raising necessary funding, there can be no assurance that any required future financing can be successfully completed. Furthermore, our ability to consummate our initial business combination within the contractual time period is uncertain. We have until December 14, 2022, one month from November 2022 and 12 months from the closing of our Initial Public Offering, to consummate our initial business combination, assuming the Extension Amendment is not approved and we do not elect to extend the Termination Date by three months by depositing into the Trust Account $1,000,500 ($0.10 per unit) on or prior to the Termination Date (an “Automatic Extension”). Based on these circumstances, management has determined that these conditions raise substantial doubt about our ability to continue as a going concern.

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as shareholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, 10,005,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying balance sheet.

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

Our management evaluated, under the supervision and with the participation of our current principal executive officer and our current principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

As of September 30, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding currently pending against us, any of our management team in their capacity as such or against any of our property, and we and our management team have not been subject to any such proceeding.

Item 1A. Risk Factors

There can be no assurance that the Charter Extension will be approved by stockholders, and there can be no assurance that the Charter Extension will enable us to complete an initial business combination.

Approval of the Charter Extension would require the affirmative vote of 65% of the outstanding shares of our common stock, including at least 53.1% of our Public Shares (assuming our Co-Sponsors, anchor investors and other initial stockholders, the Purchaser, I-Bankers and our directors and officers vote their shares of common stock in favor of the Charter Extension. There is no assurance that our stockholders will approve the Charter Extension, and if our stockholders do not approve the Charter Extension, our Co-Sponsors are not obligated to exercise an Automatic Extension. In the event our stockholders do not approve the Charter Extension and an Automatic Extension is not exercised, we are unlikely to be able to consummate a business combination by the Termination Date.

Additionally, approving the Charter Extension involves a number of risks. Even if the Charter Extension is approved, we can provide no assurances that a business combination will be consummated prior to the Extended Date. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. We are required to offer stockholders the opportunity to redeem shares in connection with the stockholder vote on the Extension Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. Even if the Charter Extension or a business combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Charter Extension vote and the business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our Public Shares on the open market. The price of our Public Shares may be volatile, and there can be no assurance that stockholders will be able to dispose of their Public Shares at favorable prices, or at all.

The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our business combination and may constrain the circumstances under which we could complete a business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing a business combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete a business combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that may not complete its business combination within 24 months after the effective date of the IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we were deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. Although we do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we were able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of our IPO Registration Statement, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary of our IPO Registration Statement, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we believe that we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any Redemptions of our public shares after December 31, 2022, including any Redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by the Charter Extension Date.

If the Termination Date (currently December 14, 2022) is extended, our public stockholders will have the right to require us to redeem their Public Shares. Because any Redemption that occurs as a result of the Charter Extension would occur before December 31, 2022, we would not be subject to the Excise Tax as a result of any Redemptions in connection with the Extension. However, if our stockholders approve the Charter Extension, then any Redemption or other repurchase that we make that occurs after December 31, 2022 may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax would depend on a number of factors, including (i) the fair market value of the Redemptions and repurchases in connection with our initial business combination, (ii) the structure of an initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with an initial business combination but issued within the same taxable year of an initial business combination) and (iv) the content of regulations and other guidance from the U.S. Department of Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available for a stockholder redemption, could cause a reduction in the cash available to complete a business combination, and could have an adverse effect on our ability to complete a business combination.

If we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as CFIUS.

Our Co-Sponsors are each controlled by or have substantial ties with non-U.S. persons domiciled in Germany. Acquisitions and investments by non-U.S. Persons in certain U.S. business may be subject to rules or regulations that limit foreign ownership. CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings.

If our potential business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy.

Because we have only a limited time to complete an initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Other than above, there have been no material changes to the risk factors as identified in our Annual Report on Form 10-K, filed on March 31, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

On August 17, 2022, we entered into the Gaylor Securities Purchase Agreement with the Purchaser. Pursuant to the Gaylor Securities Purchase Agreement, the Company sold to the Purchaser, for an aggregate purchase price of $200,000, the Gaylor Note in the aggregate principal amount of $200,000, 20,000 shares of Class A common stock and warrants to purchase 2,000 shares of Class A common stock, and the Purchaser committed to purchase upon the same terms at the request of the Company up to $150,000 of additional securities, consisting of an additional promissory note in the aggregate principal amount of up to $150,000, and to purchase up to an additional 15,000 shares of Class A common stock and warrants to purchase up to 1,500 shares of Class A common stock. The Gaylor Note bears interest at the rate of 10% per annum, and the warrants issued to the Purchaser are identical to the private warrants issued as part of the Private Placement Units. No underwriting discounts or commissions were paid with respect to such sale. The securities issued pursuant to the Gaylor Securities Purchase Agreement were issued pursuant to Section 4(a)(2) of the Securities Act, as the transactions did not involve a public offering.

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

10.1

Securities Purchase Agreement, dated August 17, 2022, between the Company and Gregory A. Gaylor as trustee of the William C Gaylor and Dorothy J Gaylor Rev. Trust (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2022).

10.2

Promissory Note, dated August 17, 2022, issued to Gregory A. Gaylor as trustee of the William C Gaylor and Dorothy J Gaylor Rev. Trust (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2022).

10.3

Letter Agreement, dated August 17, 2022, between the Company and Gregory A. Gaylor, as trustee of the William C Gaylor and Dorothy J Gaylor Rev. Trust (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 17, 2022.

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

Financial Strategies Acquisition Corp.

Date: November 14, 2022	By:	/s/ Timo Vainionpää
Name: Timo Vainionpää
Title: Interim Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ Horst Rzepka
Name: Horst Rzepka
Title: Chief Financial Officer (Principal Financial and Accounting Officer)